Form 10QSB
period 1995-03-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1995-05-10
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

         Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  March 31, 1995

              Commission file number:  0-14090


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
  (Exact Name of Small Business Issuer as Specified in its
                          Charter)


      State of Delaware                    41-6273958
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
          (Address of Principal Executive Offices)

                        (612) 227-7333
                 (Issuer's telephone number)


                       Not Applicable
   (Former name, former address and former fiscal year, if
                 changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X         No

       Transitional Small Business Disclosure Format:

                      Yes             No     X




        AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP


                            INDEX


                                                                      Page

PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1995 and December 31, 1994       3

         Statements for the Periods ended March 31, 1995 and 1994:

           Income                                                       4

           Cash Flows                                                   5

           Changes in Partners' Capital                                 6

         Notes to Financial Statements                                 7-9

 Item 2. Management's Discussion and Analysis                          9-11

PART II. Other Information

 Item 1. Legal Proceedings                                              11

 Item 2. Changes in Securities                                          11

 Item 3. Defaults Upon Senior Securities                                11

 Item 4. Submission of Matters to a Vote of Security Holders            11

 Item 5. Other Information                                              11

 Item 6. Exhibits and Reports on Form 8-K                               11

        AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                        BALANCE SHEET

            MARCH 31, 1995 AND DECEMBER 31, 1994

                         (Unaudited)


                           ASSETS
                                                         1995             1994
CURRENT ASSETS:
   Cash                                              $    25,493        $     9,802
   Receivables                                            22,851             11,604
                                                      -----------        -----------
        Total Current Assets                              48,344             21,406
                                                      -----------        -----------
INVESTMENTS IN REAL ESTATE:
    Land                                               2,458,967          2,458,967
    Buildings and Equipment                            3,793,449          3,793,449
    Accumulated Depreciation                          (1,179,948)        (1,139,101)
                                                      -----------        -----------
         Net Investments in Real Estate                5,072,468          5,113,315
                                                      -----------        -----------
              Total Assets                            $5,120,812         $5,134,721
                                                      ===========        ===========

                              LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.               $   48,249         $   20,662
   Distributions Payable                                 128,894            128,894
   Security Deposit                                        5,000              5,000
   Line of Credit                                         38,000             35,000
   Unearned Rent                                           8,329                  0
                                                      -----------        -----------
        Total Current Liabilities                        228,472            189,556
                                                      -----------        -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                      (14,229)           (13,701)
   Limited Partners, $1,000 Unit value;
      7,500 Units authorized and issued;
       7,276 Units outstanding                         4,906,569          4,958,866
                                                      -----------        -----------
         Total Partners' Capital                       4,892,340          4,945,165
                                                      -----------        -----------
            Total Liabilities and Partners' Capital   $5,120,812         $5,134,721
                                                      ===========        ===========

    The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF INCOME

               FOR THE PERIODS ENDED MARCH 31

                         (Unaudited)

                                                       1995              1994
INCOME:
   Rent                                            $  183,633         $  177,145
   Investment Income                                      102                504
                                                   -----------        -----------
        Total Income                                  183,735            177,649
                                                   -----------        -----------

EXPENSES:
   Partnership  Administration - Affiliates            34,789             29,795
   Partnership Administration and Property
      Management - Unrelated Parties                   18,875             15,060
   Depreciation                                        40,847             40,847
                                                   -----------        -----------
        Total Expenses                                 94,511             85,702
                                                   -----------        -----------

NET INCOME                                         $   89,224         $   91,947
                                                   ===========        ===========

NET INCOME ALLOCATED:
   General Partners                                $      892         $      919
   Limited Partners                                    88,332             91,028
                                                   -----------        -----------
                                                   $   89,224         $   91,947
                                                   ===========        ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (7,276 and 7,285 weighted average Units
  outstanding in 1995 and 1994, respectively)      $    12.14         $    12.50
                                                   ===========        ===========

    The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                   STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED MARCH 31

                         (Unaudited)

                                                         1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                         $   89,224       $   91,947

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                          40,847           40,847
     (Increase) Decrease in Receivables                   (11,247)           4,188
     Increase in Payable to
        AEI Fund Management, Inc.                          27,587           29,208
     Increase in Unearned Rent                              8,329            8,329
                                                         ----------       ----------
        Total Adjustments                                  65,516           82,572
                                                         ----------       ----------
        Net Cash Provided by
        Operating Activities                              154,740          174,519
                                                         ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                            0           27,274
   Distributions to Partners                             (142,049)        (142,045)
   Increase in Line of Credit                               3,000                0
                                                         ----------       ----------
        Net Cash Used for
        Financing Activities                             (139,049)        (114,771)
                                                         ----------       ----------

NET INCREASE IN CASH                                       15,691           59,748

CASH, beginning of period                                   9,802           20,159
                                                         ----------       ----------

CASH, end of period                                     $  25,493        $  79,907
                                                         ==========       ==========

    The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

          STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED MARCH 31

                         (Unaudited)


                                      General         Limited
                                      Partners        Partners         Total

BALANCE, December 31, 1993         $   (11,268)     $ 5,199,758      $ 5,188,490

   Distributions                        (1,420)        (140,625)        (142,045)

   Net  Income                             919           91,028           91,947
                                    -----------      -----------     -----------
BALANCE, March 31, 1994            $   (11,769)     $ 5,150,161      $ 5,138,392
                                    ===========      ===========     ===========


BALANCE, December 31, 1994         $   (13,701)     $ 4,958,866      $ 4,945,165

   Distributions                        (1,420)        (140,629)        (142,049)

   Net  Income                             892           88,332           89,224
                                    -----------      -----------     -----------
BALANCE, March 31, 1995            $   (14,229)     $ 4,906,569      $ 4,892,340
                                    ===========      ===========     ===========

    The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS

                       MARCH 31, 1995

                         (Unaudited)


(1)The condensed statements included herein have been prepared by the Partnership, without audit, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

(2)Organization -

     AEI   Real   Estate   Fund  86-A  Limited   Partnership
     (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management 86-A, Inc. (AFM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner of the Partnership. An affiliate of AFM, AEI Fund Management, Inc., performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on April 2, 1986 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The Partnership's offering terminated on July 9, 1986 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $7,500,000 and $1,000, respectively. During the operation of the Partnership, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted
     Capital   Contribution,  as  defined,   and,   provided
     further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.

        AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS
                         (Continued)

(2)Organization - (Continued)

     Any Net Proceeds of Sale, as defined, from the sale or financing of the Partnership's properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items (ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of the Partnership's property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated 90% to the Limited Partners and 10% to the General Partners. In the event no Net Cash Flow is distributed to the Limited Partners, 90% of each item of Partnership income, gain or credit for each respective year shall be allocated to the Limited Partners, and 10% of each such item shall be allocated to the General Partners. Net losses from operations will be allocated 98% to the Limited Partners and 2% to the General Partners.

     For tax purposes, profits arising from the sale, financing, or other disposition of the Partnership's property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those Partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

     The General Partners are not required to currently fund a deficit capital balance. Upon liquidation of the Partnership or withdrawal by a General Partner, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or 1% of total Limited Partners' and General Partners' capital contributions.


        AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS
                         (Continued)

(3)Investments in Real Estate -

     Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. The Partnership received rent of $975 per month through March, 1994, from a tenant who was sub-leasing part of the building. The total amount of rent not collected in the first quarter of 1995 and
     1994 was $15,502 and $12,577, respectively. These amounts were not accrued for financial reporting purposes.

     In March, 1995, the lessee of the Applebee's restaurant in Fort Myers, Florida, exercised an option in the Lease Agreement to purchase the property. The purchase price will be approximately $1,660,000, which will result in a net gain of approximately $690,000.

     In April, 1995, the Partnership reached a tentative agreement to sell the Cheddar's restaurant in Columbus, Ohio, to the lessee. The sale price for the Partnership's interest in the property will be approximately $315,000, which will result in a net gain of approximately $40,000.

(4)Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)Line of Credit -

     In January, 1994, the Partnership established a $100,000 unsecured line of credit at Fidelity Bank of
     Edina,  Minnesota.   On January 5,  1995  the  line  of
     credit was increased to $150,000. The line of credit bears interest at the prime rate (9% on March 31, 1995) plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. As of March 31, 1995 and December 31, 1994, the amount due on the line of credit was $38,000 and $35,000, respectively. In the first quarter of 1995 and 1994, total interest expense was $1,776 and $65, respectively.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

       The Partnership's rental income is derived from long-term Lease Agreements on the Partnership's properties. In March, 1995, the Partnership recognized $11,247 of additional rent from the lessee of the Applebee's restaurant as a result of an increase in sales for the lease year ended January 31, 1995.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. The Partnership received rent of $975 per month through March, 1994, from a tenant who was sub-leasing part of the building from the new tenant. The total amount of rent not collected in the first quarter of 1995 and 1994 was $15,502 and $12,577, respectively. These amounts were not accrued for financial reporting purposes.

         In March, 1995, the lessee of the Applebee's restaurant in Fort Myers, Florida, exercised an option in the Lease Agreement to purchase the property. The purchase price will be approximately $1,660,000, which will result in a net gain of approximately $690,000.

        In April, 1995, the Partnership reached a tentative agreement to sell the Cheddar's restaurant in Columbus, Ohio, to the lessee. The sale price for the Partnership's interest in the property will be approximately $315,000, which will result in a net gain of approximately $40,000.

        During the first three months of 1995 and 1994, the Partnership incurred Partnership administration and property management expenses of $18,875 and $15,060, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs,
outside   audit  and  accounting  costs,  interest,   taxes,
insurance and other property costs. The Partnership administration expenses incurred from affiliates include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners.

        In January, 1994, the Partnership established a $100,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995 the line of credit was increased to $150,000. The line of credit bears interest at the prime rate (9% on March 31, 1995) plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. As of March 31, 1995 and December 31, 1994, the amount due on the line of credit was $38,000 and $35,000, respectively. In the first quarter of 1995 and 1994, total interest expense was $1,776 and $65, respectively.

        As of March 31, 1995, the Partnership's annualized cash distribution rate was 7.66%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

        The Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year and in no event, obligated to purchase Units if such purchase would impair the capital or operations of the Partnership.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During 1994, three Limited Partners redeemed a total of 9 Partnership Units for $6,282 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of twenty-six Limited Partners redeemed 215
Partnership Units for $170,765. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Inflation has had a minimal effect on income from operations. It is expected that increases in sales volumes of the tenants, due to inflation and real sales growth, will result in an increase in rental income over the terms of the leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.


                 PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There  are  no material pending legal proceedings  to
  which  the  Partnership  is  a  party  or  of  which   the
  Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a.   Exhibits - None.
      b.   Reports filed on Form 8-K - None.


                         SIGNATURES

     In accordance with the requirements of the Exchange
Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 9, 1995           AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A,Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P. Johnson
                                      Robert P. Johnson
                                      President


                              By:/s/ Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer