Form 10QSB/A
period 1995-03-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1995-08-04
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB
                         AMENDMENT #1
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

                      Yes             No     X



Financial Data Schedules were erroneously omitted in original filing.


SIGNATURES

     In accordance with the requirements of the Exchange
Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 4, 1995        AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A,Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P. Johnson
                                      Robert P. Johnson
                                      President


                              By:/s/ Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer