Form 10QSB
period 1995-06-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1995-08-10
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
		   Washington, D.C.  20549

			 FORM 10-QSB

	 Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

	    For the Quarter Ended:  June 30, 1995

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


			    INDEX




PART I. Financial Information

 Item 1.  Balance Sheet as of June 30, 1995 and  December 31, 1994

	  Statements for the Periods ended June 30, 1995  and 1994:

	    Income

	    Cash Flows

	    Changes in Partners' Capital

	  Notes to Financial Statements

 Item 2.  Management's Discussion and Analysis

PART II. Other Information

 Item 1.   Legal Proceedings

 Item 2.   Changes in Securities

 Item 3.   Defaults Upon Senior Securities

 Item 4.   Submission  of Matters to a  Vote  of  Security Holders

 Item 5.   Other Information

 Item 6.   Exhibits and Reports on Form 8-K



	AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

			BALANCE SHEET

	     JUNE 30, 1995 AND DECEMBER 31, 1994

			 (Unaudited)

			   ASSETS
						      1995              1994
CURRENT ASSETS:
   Cash                                            $   15,851        $    9,802
   Receivables                                         16,649            11,604
						    ----------        ----------
	Total Current Assets                           32,500            21,406
						    ----------        ----------
INVESTMENTS IN REAL ESTATE:
    Land                                            2,458,967         2,458,967
    Buildings and Equipment                         3,793,449         3,793,449
    Accumulated Depreciation                       (1,220,795)       (1,139,101)
						    ----------        ----------
	 Net Investments in Real Estate             5,031,621         5,113,315
						    ----------        ----------
	      Total Assets                         $5,064,121        $5,134,721
						    ==========        ==========

	      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.            $   18,135        $   20,662
   Distributions Payable                              128,926           128,894
   Security Deposit                                     5,000             5,000
   Line of Credit                                      66,000            35,000
   Unearned Rent                                        8,329                 0
						    ----------        ----------
	Total Current Liabilities                     226,390           189,556
						    ----------        ----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                   (14,775)          (13,701)
   Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     7,276 Units outstanding                        4,852,506         4,958,866
						    ----------        ----------
       Total Partners' Capital                      4,837,731         4,945,165
						    ----------        ----------
	Total Liabilities and Partners' Capital    $5,064,121        $5,134,721
						    ==========        ==========

    The accompanying Notes to Financial Statements are an integral part of this statement.



	 AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

		     STATEMENT OF INCOME

		FOR THE PERIODS ENDED JUNE 30

			 (Unaudited)

					 Second Quarter Ended  Six Months Ended
					  6/30/95  6/30/94     6/30/95  6/30/94
INCOME:
   Rent                                  $167,014  $166,443   $350,647  $343,588
   Investment Income                          132       634        234     1,138
					  --------  --------   -------- --------
	Total Income                      167,146   167,077    350,881   344,726
					  --------  --------   -------- --------

EXPENSES:
   Partnership Administration-Affiliates   27,504    34,887     62,293    64,682
   Partnership Administration and Property
      Management - Unrelated Parties       11,356    22,414     30,231    37,474
   Depreciation                            40,847    40,847     81,694    81,694
					  --------  --------   -------- --------
	Total Expenses                     79,707    98,148    174,218   183,850
					  --------  --------   -------- --------

NET INCOME                               $ 87,439  $ 68,929   $176,663  $160,876
					  =======   =======    =======   =======

NET INCOME ALLOCATED:
   General Partners                      $    875  $    689   $  1,767  $  1,609
   Limited Partners                        86,564    68,240    174,896   159,267
					  --------  --------   -------- --------
					 $ 87,439  $ 68,929   $176,663  $160,876
					  ========  ========   ======== ========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,276 and 7,285 weighted average
  Units outstanding in 1995 and 1994,
  respectively)                          $ 11.90    $  9.36    $ 24.04  $  21.86
					  =======    =======    =======  =======




    The accompanying Notes to Financial Statements are an integral part of this statement.




	AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

		   STATEMENT OF CASH FLOWS

		FOR THE PERIODS ENDED JUNE 30

			 (Unaudited)

							1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                       $176,663        $160,876

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       81,694          81,694
     (Increase) Decrease in Receivables                 (5,045)          4,802
     Increase (Decrease) in Payable to
	AEI Fund Management, Inc.                       (2,527)         12,512
     Increase in Unearned Rent                           8,329          24,875
						       --------        --------
	Total Adjustments                               82,451         123,883
						       --------        --------
	Net Cash Provided by
	Operating Activities                           259,114         284,759
						       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                        32          27,274
   Distributions to Partners                          (284,097)       (284,090)
   Increase in Line of Credit                           31,000               0
						       --------        --------
	Net Cash Used for
	Financing Activities                          (253,065)       (256,816)
						       --------        --------

NET INCREASE IN CASH                                     6,049          27,943

CASH, beginning of period                                9,802          20,159
						       --------        --------

CASH, end of period                                    $15,851         $48,102
						       ========        ========




    The accompanying Notes to Financial Statements are an integral part of this statement.





	AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

	  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

		FOR THE PERIODS ENDED JUNE 30

			 (Unaudited)



					   General      Limited
					   Partners     Partners      Total

BALANCE, December 31, 1993               $ (11,268)    $5,199,758   $5,188,490

   Distributions                            (2,841)      (281,249)    (284,090)

   Net  Income                               1,609        159,267      160,876
					  ----------    ----------   ----------
BALANCE, June 30, 1994                   $ (12,500)    $5,077,776   $5,065,276
					  ==========    ==========   ==========


BALANCE, December 31, 1994               $ (13,701)    $4,958,866   $4,945,165

   Distributions                            (2,841)      (281,256)    (284,097)

   Net  Income                               1,767        174,896      176,663
					  ----------    ----------   ----------
BALANCE, June 30, 1995                   $ (14,775)    $4,852,506   $4,837,731
					  ==========    ==========   ==========




    The accompanying Notes to Financial Statements are an integral part of this statement.



	AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

		NOTES TO FINANCIAL STATEMENTS

			JUNE 30, 1995

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


	AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

		NOTES TO FINANCIAL STATEMENTS
			 (Continued)

(3)Investments in Real Estate -

     Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. The Partnership received rent of $975 per month through March, 1994, from a tenant who was sub-leasing part of the building. The total amount of rent not collected in the first six months of 1995 and 1994 was $31,004 and $28,079, respectively. These amounts were not accrued for financial reporting purposes.

     On July 6, 1995, the Partnership sold the Cheddar's restaurant in Columbus, Ohio, to the lessee. The Partnership received net sale proceeds of approximately $315,000, which resulted in a net gain of approximately $40,000.

     In March, 1995, the lessee of the Applebee's restaurant in Fort Myers, Florida, exercised an option in the Lease Agreement to purchase the property. On July 28, 1995, the sale closed with the Partnership receiving net sale proceeds of approximately $1,645,000 which resulted in a net gain of approximately $685,000. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the proceeds in additional properties.

(4)Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)Line of Credit -

     In January, 1994, the Partnership established a $100,000 unsecured line of credit at Fidelity Bank of
     Edina,  Minnesota.   On January 5,  1995  the  line  of
     credit was increased to $150,000. The line of credit bears interest at the prime rate (9% on June 30, 1995) plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. As of June 30, 1995 and December 31, 1994, the amount due on the line of credit was $66,000 and $35,000, respectively. In the first six months of 1995 and 1994, total interest expense was $3,913 and $318, respectively.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

       The Partnership's rental income is derived from long-term Lease Agreements on the Partnership's properties. In March, 1995, the Partnership recognized $11,247 of additional rent from the lessee of the Applebee's restaurant as a result of an increase in sales for the lease year ended January 31, 1995.

	Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. The Partnership received rent of $975 per month through March, 1994, from a tenant who was sub-leasing part of the building from the new tenant. The total amount of rent not collected in the first six months of 1995 and 1994 was $31,004 and $28,079, respectively. These amounts were not accrued for financial reporting purposes.

	On July 6, 1995, the Partnership sold the Cheddar's restaurant in Columbus, Ohio, to the lessee. The Partnership received net sale proceeds of approximately
$315,000,  which  resulted in a net  gain  of  approximately
$40,000.

	 In March, 1995, the lessee of the Applebee's restaurant in Fort Myers, Florida, exercised an option in the Lease Agreement to purchase the property. On July 28, 1995, the sale closed with the Partnership receiving net sale proceeds of approximately $1,645,000 which resulted in a net gain of approximately $685,000. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the proceeds in additional properties.

	During the first six months of 1995 and 1994, the Partnership incurred Partnership administration and property management expenses of $30,231 and $37,474, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs,
outside   audit  and  accounting  costs,  interest,   taxes,
insurance and other property costs. The Partnership administration expenses incurred from affiliates include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners.

	In January, 1994, the Partnership established a $100,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995 the line of credit was increased to $150,000. The line of credit bears interest at the prime rate (9% on June 30, 1995) plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. As of June 30, 1995 and December 31, 1994, the amount due on the line of credit was $66,000 and $35,000, respectively. In the first six months of 1995 and 1994, total interest expense was $3,913 and $318, respectively.

	As of March 31, 1995, the Partnership's annualized cash distribution rate was 7.66%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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


Dated:  August 10, 1995       AEI Real Estate Fund 86-A
			      Limited Partnership
			      By:  AEI Fund Management 86-A,Inc.
			      Its: Managing General Partner



			      By: /s/ Robert P. Johnson
				      Robert P. Johnson
				      President


			      By: /s/ Mark E. Larson
				      Mark E. Larson
				      Chief Financial Officer