Form 10QSB
period 1995-09-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1995-11-15
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

         Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the Quarter Ended:  September 30, 1995

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


                            INDEX




PART I. Financial Information

  Item  1.Balance Sheet as of September 30, 1995 and December 31,1994

          Statements for the Periods ended September 30, 1995 and 1994:

            Income

            Cash Flows

            Changes in Partners' Capital

         Notes to Financial Statements

  Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. Other Information

  Item 1.Legal Proceedings

  Item 2.Changes in Securities

  Item 3.Default Upon Senior Securities

  Item  4.Submission of Matters to a Vote of Security Holders

  Item 6.Exhibits and Reports on Form 8-K

        AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                        BALANCE SHEET

          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                         (Unaudited)

                           ASSETS
                                                      1995            1994
CURRENT ASSETS:
    Cash                                           $1,897,736      $    9,802
    Receivables                                        17,323          11,604
                                                   ----------      ----------
         Total Current Assets                       1,915,059          21,406
                                                   ----------      ----------
INVESTMENTS IN REAL ESTATE:
    Land                                            1,810,273       2,458,967
    Buildings and Equipment                         2,956,027       3,793,449
    Accumulated Depreciation                         (999,937)     (1,139,101)
                                                   ----------      ----------
         Net Investments in Real Estate             3,766,363       5,113,315
                                                   ----------      ----------
              Total Assets                         $5,681,422      $5,134,721
                                                   ==========      ==========

              LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.            $   38,712      $   20,662
   Distributions Payable                              129,216         128,894
   Security Deposit                                     5,000           5,000
    Line of Credit                                          0          35,000
   Unearned Rent                                        8,329               0
        Total Current Liabilities                  ----------      ----------
                                                      181,257         189,556
                                                   ----------      ----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                    (8,151)        (13,701)
   Limited Partners, $1,000 Unit value;
      7,500 Units authorized and issued;
      7,276 Units outstanding                       5,508,316       4,958,866
                                                   ----------      ----------
         Total Partners' Capital                    5,500,165       4,945,165
                                                   ----------      ----------
           Total Liabilities and Partners' Capital $5,681,422      $5,134,721
                                                   ==========      ==========

    The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF INCOME

             FOR THE PERIODS ENDED SEPTEMBER 30

                         (Unaudited)



                                          Three Months Ended  Nine Months Ended
                                          9/30/95    9/30/94  9/30/95   9/30/94
INCOME:
   Rent                                  $133,551   $177,890  $484,198  $521,478
   Investment Income                       19,686        453    19,920     1,591
                                         --------   --------  --------  --------
        Total Income                      153,237    178,343   504,118   523,069
                                         --------   --------  --------  --------

EXPENSES:
   Partnership Administration-Affiliates   29,816     26,482    92,109    91,164
   Partnership Administration and Property
      Management - Unrelated Parties       15,114     17,759    45,345    55,232
   Depreciation                            34,509     40,847   116,203   122,542
                                         --------   --------  --------  --------
        Total Expenses                     79,439     85,088   253,657   268,938
                                         --------   --------  --------  --------

NET OPERATING INCOME                       73,798     93,255   250,461   254,131

GAIN ON SALE OF REAL ESTATE               730,685          0   730,685         0
                                         --------   --------  --------  --------

NET INCOME                               $804,483   $ 93,255  $981,146  $254,131
                                         ========   ========  ========  ========

NET INCOME ALLOCATED:
   General Partners                      $  8,045   $    932  $  9,811  $  2,541
   Limited Partners                       796,438     92,323   971,335   251,590
                                         --------   --------  --------  --------
                                         $804,483   $ 93,255  $981,146  $254,131
                                         ========   ========  ========  ========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,276 and 7,285 weighted average
   Units outstanding in 1995 and 1994,
   respectively)                         $ 109.46   $ 12.68   $ 133.50  $ 34.54
                                         ========   ========   ======== ========


    The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                   STATEMENT OF CASH FLOWS

             FOR THE PERIODS ENDED SEPTEMBER 30

                         (Unaudited)


                                                           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                        $  981,146    $  254,131

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                         116,203       122,542
     Gain on Sale of Real Estate                         (730,685)            0
     Increase in Receivables                               (5,719)       (4,994)
     Increase in Payable to
        AEI Fund Management, Inc.                          18,050        28,934
     Decrease in Line of Credit                           (35,000)            0
     Increase in Unearned Rent                              8,329        15,674
                                                       ----------     ----------
        Total Adjustments                                (628,822)      162,156
                                                       ----------     ----------
        Net Cash Provided by
        Operating Activities                              352,324       416,287
                                                       ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                    1,961,434             0
                                                       ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                          322        27,442
   Distributions to Partners                             (426,146)     (426,135)
                                                       ----------     ----------
        Net Cash Used for
        Financing Activities                             (425,824)     (398,693)
                                                       ----------     ----------

NET INCREASE IN CASH                                    1,887,934        17,594

CASH, beginning of period                                   9,802        20,159
                                                       ----------     ----------

CASH, end of period                                    $1,897,736     $  37,753
                                                       ==========     ==========


    The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

          STATEMENT OF CHANGES IN PARTNERS' CAPITAL

             FOR THE PERIODS ENDED SEPTEMBER 30

                         (Unaudited)


                                        General       Limited
                                        Partners      Partners      Total

BALANCE, December 31, 1993            $  (11,268)   $5,199,758    $5,188,490

   Distributions                          (4,261)     (421,874)     (426,135)

   Net  Income                             2,541       251,590       254,131
                                       ---------     ---------     ---------
BALANCE, September 30, 1994           $  (12,988)   $5,029,474    $5,016,486
                                       =========     =========     =========


BALANCE, December 31, 1994            $  (13,701)   $4,958,866    $4,945,165

   Distributions                          (4,261)     (421,885)     (426,146)

   Net  Income                             9,811       971,335       981,146
                                       ---------     ---------     ---------
BALANCE, September 30, 1995           $   (8,151)   $5,508,316    $5,500,165
                                       =========     =========     =========




    The accompanying Notes to Financial Statements are an integral part of this statement.




        AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1995

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


        AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS
                         (Continued)

(3)Investments in Real Estate -

     Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. The Partnership received rent of $975 per month through March, 1994, from a tenant who was sub-leasing part of the building. The total amount of rent not collected in the first nine months of 1995 and 1994 was $46,506 and $43,580, respectively. These amounts were not accrued for financial reporting purposes.

     On July 6, 1995, the Partnership sold the Cheddar's restaurant in Columbus, Ohio, to the lessee. The Partnership received net sale proceeds of $314,826, which resulted in a net gain of $44,137. At the time of sale, the cost and related accumulated depreciation of the property was $306,711 and $36,022, respectively.

     In March, 1995, the lessee of the Applebee's restaurant in Fort Myers, Florida, exercised an option in the Lease Agreement to purchase the property. On July 28, 1995, the sale closed with the Partnership receiving net sale proceeds of $1,646,608 which resulted in a net gain of $686,548. At the time of sale, the cost and related accumulated depreciation of the property was $1,179,405 and $219,345, respectively. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the net proceeds in additional properties.

     During the third quarter of 1995, the Partnership distributed $142,049 of the net sale proceeds to the Partners as part of their regular quarterly distributions, which represented a return of capital of $19.33 per Limited Partnership Unit.

(4)Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)Line of Credit -

     In January, 1994, the Partnership established a $100,000 unsecured line of credit at Fidelity Bank of
     Edina,  Minnesota.   On January 5,  1995  the  line  of
     credit was increased to $150,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In September, 1995, the line of credit was cancelled. As of December 31, 1994, the amount due on the line of credit was $35,000. In the first nine months of 1995 and 1994, total interest expense was $4,061 and $1,048, respectively.

        AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS
                         (Continued)

(6)Pro Forma Financial Information Due to Significant Disposition -

     On July 28, 1995, the Partnership sold the Applebee's restaurant in Fort Myers, Florida, as discussed in Note
     3. The pro forma information is presented as if the property was sold on January 1, 1995, for the nine months ended September 30, 1995, and on January 1, 1994, for the nine months ended September 30, 1994.

     As a result of assuming the property was sold at an earlier date than the actual sale date, certain adjustments were made to arrive at the pro forma information. Rental income and depreciation expense were decreased because the property was owned for a shorter period of time. The gain on sale was decreased due to the decrease in accumulated depreciation. Investment income was increased to reflect the investment of the sale proceeds in a money market account during the periods presented.


                                   Nine Months     Nine Months
                                      Ended           Ended
                                     9/30/95         9/30/94
REVENUES                           $ 483,674        $ 456,581

EXPENSES                             236,263          246,636
                                    --------         --------
NET OPERATING INCOME                 247,411          209,945

GAIN ON SALE OF REAL ESTATE          713,625          640,242
                                    --------         --------
NET INCOME                         $ 961,036        $ 850,187
                                    ========         ========
NET INCOME ALLOCATED:
   General Partners                $   9,610        $   8,502
   Limited Partners                  951,426          841,685
                                    --------         --------
                                   $ 961,036        $ 850,187
                                    ========         ========
NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,276  and 7,285 weighted average
   Units outstanding in 1995 and
   1994, respectively)             $  130.76        $  115.54
                                    ========         ========


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

      The Partnership's rental income is derived from long-term Lease Agreements on the Partnership's properties. In March, 1995, the Partnership received $11,247 of additional rent from the lessee of the Applebee's restaurant as a result of an increase in sales for the lease year ended January 31, 1995. In addition, the Partnership received $5,484 of additional rent from the lessee of the Applebee's restaurant for the period prior to the sale of the property. Pursuant to the Lease Agreement, the monthly rent was increased 3.5% on August 1, 1995, for the Taco Cabana property. Rental income decreased in 1995, when compared to the same periods in 1994, due to the property sales discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.

        Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. The Partnership received rent of $975 per month through March, 1994, from a tenant who was sub-leasing part of the building from the new tenant. The total amount of rent not collected in the first nine months of 1995 and 1994 was $46,506 and $43,580, respectively. These amounts were not accrued for financial reporting purposes.

        On July 6, 1995, the Partnership sold the Cheddar's restaurant in Columbus, Ohio, to the lessee. The Partnership received net sale proceeds of $314,826, which resulted in a net gain of $44,137. At the time of sale, the cost and related accumulated depreciation of the property was $306,711 and $36,022, respectively.

         In March, 1995, the lessee of the Applebee's restaurant in Fort Myers, Florida, exercised an option in the Lease Agreement to purchase the property. On July 28, 1995, the sale closed with the Partnership receiving net sale proceeds of $1,646,608 which resulted in a net gain of $686,548. At the time of sale, the cost and related accumulated depreciation of the property was $1,179,405 and $219,345, respectively. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the net proceeds in additional properties.

        During the third quarter of 1995, the Partnership distributed $142,049 of the net sale proceeds to the Partners as part of their regular quarterly distributions, which represented a return of capital of $19.33 per Limited Partnership Unit.

        During the first nine months of 1995 and 1994, the Partnership incurred Partnership administration and property management expenses of $45,345 and $55,232, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs,
outside   audit  and  accounting  costs,  interest,   taxes,
insurance and other property costs. The Partnership administration expenses incurred from affiliates include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In January, 1994, the Partnership established a $100,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995 the line of credit was increased to $150,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. The line of credit was cancelled in September, 1995. As of December 31, 1994, the amount due on the line of credit was $35,000. In the first nine months of 1995 and 1994, total interest expense was $4,061 and $1,048, respectively.

         As of September 30, 1995, the Partnership's annualized cash distribution rate was 7.66%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

        On October 1, 1995, seventeen Limited Partners redeemed a total of 55 Partnership Units for $34,815 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of twenty-nine Limited Partners redeemed 223.75 Partnership Units for $177,047. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


                 PART II - OTHER INFORMATION
                         (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

             a.   Exhibits -
                                              Description

                        27 Financial Data Schedule for period ended September 30, 1995.

             b.   Reports filed on Form 8-K - None.


                         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 14, 1995     AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A,Inc.
                              Its: Managing General Partner



                              By:/s/ Robert P. Johnson
                                     Robert P. Johnson
                                     President


                              By:/s/ Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer