Form 10KSB/A
period 1994-12-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1995-12-01
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-KSB/A1

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1994

                Commission file number:  0-14090

             AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
            (Name of Small Business Issuer in its Charter)

      State of Delaware                 41-6273958
(State or other Jurisdiction of     (I.R.S. Employer)
Incorporation or Organization)     Identification No.)

  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                          (612) 227-7333
                   (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered pursuant to Section 12(g) of the Act:

                    Limited Partnership Units
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X         No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

The Issuer's revenues for year ended December 31, 1994 were $690,879.

As of February 28, 1995, there were 7,253.25 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,253,250.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                      Yes          No     X



                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        The registrant is a limited partnership comprised of AEI Fund Management 86-A, Inc. (AFM) as Managing General Partner, Robert P. Johnson as the Individual General Partner, and
purchasers of partnership units as Limited Partners. The Partnership was formed April 2, 1986, under the laws of Delaware.

        The registrant's business is to acquire, initially on a debt-free basis, existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. It is anticipated that the Partnership will sell its properties within twelve years after acquisition. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties for up to 50% of their original purchase price.

        Under the terms of the Limited Partnership Agreement, the Limited Partners contributed funds during the organization and property acquisition phases to pay for organization, syndication and property acquisition costs. Upon formation of the Partnership, the General Partners contributed $1,000 for their interest in the Partnership.

       The primary objective of the Partnership is to provide the Partners with distributions of rental income from its properties which, because of depreciation, may be partially tax deferred.

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

        Any Net Proceeds of Sale, as defined, from the sale or financing of the Partnership's properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and l% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items
(ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

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

        The  registrant is a minor factor in the commercial  real
estate  business.   There are numerous entities  engaged  in  the
commercial real estate business which have greater financial resources than the registrant.

        The  registrant  has  no  direct  employees.   Management
services are performed for the registrant by an affiliate of AFM.

ITEM 2.   DESCRIPTION OF PROPERTIES.

         In December, 1986, the Partnership acquired an office/warehouse building located in Kearney, Nebraska. The property was acquired for $434,623 and was leased to Myron Andersen Construction under a non-cancelable triple net master Lease Agreement with a primary term of 10 years. Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. The Partnership received rent of $975 per month through March, 1994 from a tenant who was sub-leasing part of the building from the new tenant. Since March, 1994, the Partnership has received no rent from the property. The office and warehouse contain 20,282 square feet and are located on a 52,085 square foot lot.


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        On June 3, 1987, the Partnership acquired an Auto Max Muffler Shop located in Bloomington, Minnesota. Total property acquisition costs were $838,749. The Partnership purchased the land and building and leased it back to the seller, Auto Max, Inc., under a 20-year non-cancelable triple-net Lease Agreement. On March 1, 1991, the Partnership replaced Auto Max, Inc. as the lessee with the franchisee who subleased the property from Auto Max, Inc. The new Lease Agreement has a primary term of 15 years with annual rental payments of $110,400. The automotive service center contains 7,440 square feet and is located on a 33,240 square foot lot.

        On June 16, 1987, the Partnership acquired a Bonanza restaurant located in Brooklyn Park, Minnesota. The Partnership purchased the land and building for $968,958 and leased it back to the seller, Get-Go Food, Inc., under a 20-year non-cancelable triple-net Lease Agreement. In March, 1992, the Partnership re-leased the property to DeLisi's Italian Restaurant and Lounge, Inc. under a 10-year Lease Agreement. The annual rental payments are $60,000 for the first two years and $72,000 for the remaining eight years. The property was remodeled by the new lessee and is operated as an Italian restaurant. The restaurant contains 7,248 square feet and is located on a 74,786 square foot lot.

        On July 24, 1987, the Partnership purchased an Auto Max Muffler Shop located in Coon Rapids, Minnesota. Total property acquisition costs were $795,818. The property was leased back to the seller, Auto Max, Inc., under a 20-year non-cancelable triple-net Lease Agreement. In February, 1991, the Partnership replaced Auto Max, Inc. as the lessee with an independent operator who will continue to operate the property as an Auto Max automotive
center.   The new Lease Agreement has a primary term of  15-years
with annual rent of $48,000. The Partnership entered into a second Lease Agreement with a tenant who was subleasing part of the property from Auto Max, Inc. The second Lease expires April 30, 1997 with annual rental payments of approximately $34,000. The automotive service center contains 7,186 square feet and is located on a 51,162 square foot lot.

       On August 21, 1987, the Partnership acquired an am/pm Mini Market located in Carson City, Nevada. The Partnership purchased the land and building and leased it back to the seller, B. Wells O'Brien & Co., under a 20-year non-cancelable triple-net Lease Agreement. Total property acquisition costs were $779,896. The annual rental payment is $99,947. The property consists of a 48,711 square foot lot which contains a 2,498 square foot convenience store and eight gasoline dispensing stations.

         On February 1, 1988, the Partnership purchased an Applebee's restaurant located in Fort Myers, Florida, for $1,179,405. The property is leased to Apple South, Inc. under a 20-year triple-net Lease Agreement. The annual rental payment is $149,085. The restaurant contains 3,267 square feet and is located on a 58,472 square foot lot.

       In March, 1995, the lessee of the Applebee's restaurant in Fort Myers, Florida, exercised an option in the Lease Agreement to purchase the property. The purchase price will be approximately $1,660,000, which will result in a net gain of approximately $690,000.


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        On June 7, 1990, the Partnership acquired a 20% interest in a Cheddar's restaurant in Columbus, Ohio. The property was leased back to the seller under a 20-year non-cancelable triple net Lease Agreement with an annual rental payment of $40,147. Total property acquisition costs were $306,711. The restaurant contains 7,320 square feet and is located on a 68,000 square foot lot.

        On August 24, 1990, the Partnership acquired a 6.7522% interest in a Sizzler restaurant in Springboro, Ohio. The property was leased back to the seller under a 20-year non-cancelable triple net Lease Agreement with an annual rental payment of $11,139. Total property acquisition costs were $89,097. The restaurant contains 6,970 square feet and is located on a 62,497 square foot lot. The remaining interest in these properties was acquired by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

        In November, 1992, after reviewing the operating results of the lessee, the Partnership agreed to amend the Lease Agreement of the Sizzler restaurant. As of November, 1993, the lessee was in default under the amended Lease Agreement. After reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurants in a manner capable of maximizing the restaurant's sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of this restaurant while the Partnership reviewed the available options. In June, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property is being re-leased, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

        On March 10, 1987, the Partnership acquired a Perkins restaurant located in Kearney, Nebraska. The Partnership purchased the land and building for $936,064. On April 22, 1991, the Partnership sold the property and received net sales proceeds of $980,993 which resulted in a net gain of $188,579. A portion of the net proceeds was used to acquire an interest in one additional property.

        On July 31, 1991, the Partnership acquired a 61.7638% interest in a Taco Cabana restaurant in Houston, Texas. The property was leased back to the seller under a 15-year non-cancelable triple net Lease Agreement with a current annual rental payment of $115,984. Total property acquisition costs were $859,159. The restaurant contains approximately 2,700 square feet and is located on a 47,474 square foot lot. The remaining interest in this property was acquired by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

         For the properties owned jointly with affiliated Partnerships, each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the property, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

       All the properties were acquired on a debt-free basis with cash from subscription proceeds. The Partnership holds an undivided fee simple interest in the properties. The properties are leased to the tenants through non-cancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance.


ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1994, there were 957 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

        During 1994, three Limited Partners redeemed a total of 9 Partnership Units for $6,282 in accordance with the Partnership Agreement. In prior years, a total of twenty-six Limited Partners redeemed 215 Partnership Units for $170,765. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $5,745 and $5,296 were made to the General Partners and $562,502 and $505,622 were made to the Limited Partners in 1994 and 1993, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

       The Partnership's rental income is derived from long-term, triple net lease agreements on the Partnership's properties. For the years ended December 31, 1994 and 1993, the Partnership recognized rental income of $688,888 and $682,544, respectively. The increase in rental income resulted from scheduled rent increases of $15,823 for the Taco Cabana and Delisi's restaurants. In addition, the Partnership's percentage rent from the Applebee's restaurant and am/pm convenience store increased $2,760. These increases were partially offset by a reduction in rental income from the office building property.

        Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. The Partnership received rent of $975 per month through March, 1994, from a tenant who was sub-leasing part of the building from the new tenant. Since March 1994, the Partnership has received no rent from the property.
The  total  amount  of rent not collected in 1994  and  1993  was
$59,081 and $49,160, respectively. These amounts were not accrued for financial reporting purposes.

        During the years ended December 31, 1994 and 1993, the Partnership incurred Partnership administration and management expenses from unrelated parties of $71,029 and $65,251, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. During the same periods, administration and management expenses paid to affiliated parties were $125,257 and $123,728, respectively. The Partnership administration expenses incurred from affiliates include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners.

       As of December 31, 1994, the Partnership's annualized cash distribution rate was 7.66%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

        Inflation has had a minimal effect on income from operations. It is expected that increases in sales volumes of the tenants, due to inflation and real sales growth, will result in an increase in rental income over the term of the leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.

Liquidity and Capital Resources

        The Partnership's cash balances decreased $10,357 from December 31, 1993 to December 31, 1994, as the Partnership distributed slightly more cash to investors than it generated from operating and financing activities. Net cash provided by operating activities increased from $479,866 in 1993 to $501,743 in 1994. Net cash income before depreciation was approximately the same in both years. The increase in net cash provided by operating activities was due to net timing differences in the collection of payments from the lessees of the Partnership's properties.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, distributions have fluctuated from year to year due to cash used to fund redemption payments. This is the reason why distributions to Partners were higher in 1994 when compared to 1993.

        In January, 1994, the Partnership established a $100,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995 the line of credit was increased to $150,000. Since cash receipts and expenses fluctuate, the line of credit was established to assist in maintaining a stable quarterly
distribution  rate.   The line of credit bears  interest  at  the
prime rate (8.5% on December 31, 1994) plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. As of December 31, 1994, $35,000 was due on the line of credit. Total interest expense for 1994 was $2,553.

       In March, 1995, the lessee of the Applebee's restaurant in Fort Myers, Florida, exercised an option in the Lease Agreement to purchase the property. The purchase price will be approximately $1,660,000, which will result in a net gain of approximately $690,000. The majority of the Partnership's other Lease Agreements contain options that allow the lessees to purchase the property. Depending on the Lease Agreement, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

       The continuing rent payments from the properties, together with cash generated from this sale, should be more than adequate to fund continuing distributions, repay advances under the credit line and meet other Partnership obligations on both a short-term and long-term basis.

        The Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

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

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Independent Auditor's Report

Balance Sheet as of December 31, 1994 and 1993

Statements for the Years Ended December 31, 1994 and 1993:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                  INDEPENDENT AUDITOR'S REPORT





To the Partners:
AEI Real Estate Fund 86-A Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP (a Delaware limited partnership) as of December 31, 1994 and 1993 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 86-A Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





Minneapolis, Minnesota             Boulay, Heutmaker, Zibell & Co. P.L.L.P.
February 6, 1995                   Certified Public Accountants


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                      1994             1993
CURRENT ASSETS:
  Cash                                            $     9,802      $    20,159
  Receivables                                          11,604           18,515
                                                   ----------       ----------
      Total Current Assets                             21,406           38,674
                                                   ----------       ----------
INVESTMENTS IN REAL ESTATE:
  Land                                              2,458,967        2,458,967
  Buildings and Equipment                           3,793,449        3,793,449
  Accumulated Depreciation                         (1,139,101)        (975,712)
                                                   ----------       ----------
      Net Investments in Real Estate                5,113,315        5,276,704
                                                   ----------       ----------
          Total Assets                            $ 5,134,721      $ 5,315,378
                                                   ==========       ==========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable  to AEI Fund Management, Inc.           $     20,662     $    20,423
  Distributions Payable                                128,894         101,465
  Security Deposit                                       5,000           5,000
  Line of Credit                                        35,000               0
                                                    ----------      ----------
      Total Current Liabilities                        189,556         126,888
                                                    ----------      ----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (13,701)        (11,268)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,276 and 7,285 outstanding in 1994
   and 1993, respectively                            4,958,866       5,199,758
                                                    ----------      ----------
     Total Partners' Capital                         4,945,165       5,188,490
                                                    ----------      ----------
        Total  Liabilities and Partners' Capital   $ 5,134,721     $ 5,315,378
                                                    ==========      ==========

 The accompanying notes to financial statements are an integral part of this statement.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                     1994             1993
INCOME:
   Rent                                         $  688,888       $  682,544
  Investment Income                                  1,991            2,320
                                                 ---------        ---------
      Total Income                                 690,879          684,864
                                                 ---------        ---------

EXPENSES:
  Partnership Administration - Affiliates          125,257          123,728
  Partnership Administration and Property
     Management - Unrelated Parties                 71,029           65,251
  Depreciation                                     163,389          163,389
                                                 ---------        ---------
      Total Expenses                               359,675          352,368
                                                 ---------        ---------

NET INCOME                                      $  331,204       $  332,496
                                                 =========        =========

NET INCOME ALLOCATED:
  General Partners                              $    3,312       $    3,325
  Limited Partners                                 327,892          329,171
                                                 ---------        ---------
                                                $  331,204       $  332,496
                                                 =========        =========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,283 and 7,304 weighted average Units outstanding
 in 1994 and 1993, respectively)                $    45.02       $    45.07
                                                 =========        =========



 The accompanying notes to financial statements are an integral part of this statement.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                     1994              1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $  331,204        $  332,496

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                   163,389           163,389
     (Increase) Decrease in Receivables               6,911            (7,037)
     Increase in Payable to
        AEI Fund Management, Inc.                       239                45
     Decrease In Unearned Rent                            0            (9,027)
                                                  ---------         ---------
       Total Adjustments                            170,539           147,370
                                                  ---------         ---------
       Net Cash Provided By
           Operating Activities                     501,743           479,866
                                                  ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                  27,429             3,277
  Distributions to Partners                        (568,184)         (510,729)
  Redemption Payments                                (6,345)          (18,882)
  Increase in Line of Credit                         35,000                 0
                                                  ---------         ---------
       Net Cash Used For
           Financing Activities                    (512,100)         (526,334)
                                                  ---------         ---------

NET DECREASE IN CASH                                (10,357)          (46,468)

CASH, beginning of period                            20,159            66,627
                                                  ---------         ---------

CASH, end of period                              $    9,802        $   20,159
                                                  =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Year                  $    2,553        $        0
                                                  =========         =========


 The accompanying notes to financial statements are an integral part of this statement.



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31

                                                                     Limited
                                                                    Partnership
                                General       Limited                  Units
                                Partners      Partners      Total   Outstanding

BALANCE, December 31, 1992   $   (9,297)   $5,394,902   $5,385,605   7,310.80

  Distributions                  (5,107)     (505,622)    (510,729)

  Redemption Payments              (189)      (18,693)     (18,882)    (25.55)

  Net Income                      3,325       329,171      332,496
                              ---------     ---------    ---------   ---------
BALANCE, December 31, 1993      (11,268)    5,199,758    5,188,490   7,285.25

  Distributions                  (5,682)     (562,502)    (568,184)

  Redemption Payments               (63)       (6,282)      (6,345)     (9.00)

  Net Income                      3,312       327,892      331,204
                              ---------     ---------    ---------   ---------
BALANCE,  December 31, 1994  $  (13,701)   $4,958,866   $4,945,165   7,276.25
                              =========     =========    =========   =========

 The accompanying notes to financial statements are an integral part of this statement.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1994 AND 1993

(1)  Organization -

     AEI Real Estate Fund 86-A Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management 86-A, Inc. (AFM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner of the Partnership. An affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

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

     Any Net Proceeds of Sale, as defined, from the sale or financing of the Partnership's properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and l% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items (ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1994 AND 1993

(1)  Organization - (Continued)

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

(2)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

       The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1994 AND 1993

(2)  Summary of Significant Accounting Policies - (Continued)

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes with respect to the Partnership qualification or in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.

     Real Estate

       The Partnership's real estate is leased under long-term triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain cost of living increases, the increases are recognized in the year in which they are effective.

       Real estate is recorded at the lower of cost or net realizable value. The Financial Accounting Standards Board has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for the Partnership's fiscal year ended December 31, 1996. The Partnership regularly reviews the carrying value of its properties and will reduce properties to their net realizable value as needed. Adoption of Statement 121 is not expected to have a material effect on the Partnership's operations.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings and equipment.

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  30 years and 10 years respectively.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1994 AND 1993

(3)  Related Party Transactions -

     On June 7, 1990, the Partnership acquired a 20% interest in the Cheddar's restaurant. On August 24, 1990, the Partnership acquired a 6.7522% interest in the Sizzler restaurant. The remaining interest in these properties are owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership. On July 31, 1991, the Partnership acquired a 61.7638% interest in the Taco Cabana restaurant. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

     Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interest in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

     AFM   and  AEI  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                            Total Incurred by the Partnership
                                             for the Years Ended December 3l

                                                    1994          1993
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                      $ 125,257      $ 123,728
                                                 =========      =========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties. These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and other
  property costs.                                $  71,029      $  65,251
                                                 =========      =========

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1994 AND 1993

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through non-cancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years except for the Taco Cabana and Auto Max properties which are 15 years. The Leases have renewal options which may extend the lease term an additional 10 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The Partnership's properties are all commercial, single-tenant properties with the exception of the Kearney Office Building. The Kearney office building and warehouse were constructed in 1978 and 1981, respectively. The building was remodeled in 1986. The Applebee's was completed in 1988. The Cheddar's and Sizzler restaurants were constructed and acquired in 1990. The Taco Cabana restaurant was constructed and acquired in 1991. All the remaining buildings were constructed in 1987. The Kearney office building was acquired in 1986 and the Applebee's was acquired in 1988. All the remaining properties were acquired during 1987. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 1994 are as follows:

                                            Buildings and                Accumulated
Property                            Land      Equipment      Total      Depreciation

Office Building, Kearney, NE  $    64,498   $  370,125    $  434,623  $  105,663
Auto Max, Bloomington, MN         361,269      477,480       838,749     137,594
DeLisi's, Brooklyn Park, MN       317,355      651,603       968,958     220,041
Auto Max, Coon Rapids, MN         382,263      413,555       795,818     117,208
am/pm Mini Market,
  Carson City, NV                 135,760      644,136       779,896     274,678
Applebee's, Fort Myers, FL        520,028      659,377     1,179,405     202,285
Cheddar's, Columbus, OH           128,666      178,045       306,711      32,215
Sizzler, Springboro, OH            24,181       64,916        89,097      11,354
Taco Cabana, Houston, TX          524,947      334,212       859,159      38,063
                               ----------   ----------    ----------  ----------
                               $2,458,967   $3,793,449    $6,252,416  $1,139,101
                                ==========   ==========    ==========  ==========

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1994 AND 1993

(4)  Investments in Real Estate - (Continued)

     Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. The Partnership received rent of $975 per month through March, 1994, from a tenant, who was sub-leasing part of the building from the new tenant. The total amount of rent not collected in 1994 and 1993 was $59,081 and $49,160, respectively. These amounts were not accrued for financial reporting purposes.

     In March, 1995, the lessee of the Applebee's restaurant in Fort Myers, Florida, exercised an option in the Lease Agreement to purchase the property. The purchase price will be approximately $1,660,000, which will result in a net gain of approximately $690,000.

     The minimum future rentals on the non-cancelable Leases for years subsequent to December 31, 1994 are as follows:

                       1995            $ 670,440
                       1996              672,078
                       1997              651,065
                       1998              641,479
                       1999              643,322
                       Thereafter      4,463,662
                                  --------------
                                      $7,742,046
                                        ========

     In 1994 and 1993, the Partnership recognized contingent rents of $18,581 and $18,142, respectively.

(5)  Security Deposit -

     In April, 1992, the Partnership received a deposit from the tenant of the DeLisi's Italian Restaurant as security for future rent payments. The funds are invested in a short term money market account and will be refunded at the end of the Lease, without interest, to the tenant provided there is no default in the Lease Agreement.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1994 AND 1993
(6)  Line of Credit -

     In January, 1994, the Partnership established a $100,000 unsecured line of credit at Fidelity Bank of Edina,
     Minnesota. On January 5, 1995 the line of credit was increased to $150,000. The line of credit bears interest at the prime rate (8.5% on December 31, 1994) plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. As of December 31, 1994, $35,000 was due on the line of credit. Total interest expense for 1994 was $2,553.

(7)  Major Tenants -

     The Partnership leases real property to tenants who are franchisees or franchisors throughout the United States primarily in the fast food, casual dining and automotive maintenance industries.

     Tenants who individually generate
     10% or more of total rent revenue:         1994       1993

       Tenant A                              $ 156,863   $ 152,914
       Tenant B                                113,728     109,905
       Tenant C                                110,750     111,938
       Tenant D                                110,400     110,400
       Tenant E                                 72,000      60,000
                                             ---------   ---------

  Aggregate rent revenue of major tenants    $ 563,741   $ 545,157
                                             =========   =========

  Aggregate rent revenue of major tenants as
  a percentage of total rent revenue              82%         80%
                                             =========   =========

(8)  Partners' Capital -

     Cash distributions of $5,745 and $5,296 were made to the General Partners and $562,502 and $505,622 were made to the Limited Partners for the years ended December 31, 1994 and 1993, respectively. The Limited Partners' distributions represent $77.23 and $69.23 per Limited Partnership Unit outstanding using 7,283 and 7,304 weighted average Units in 1994 and 1993, respectively. The distributions represent $44.16 and $42.50 per Unit of Net Income and $33.07 and $26.73 per Unit of return of contributed capital in 1994 and 1993, respectively.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1994 AND 1993

(8)  Partners' Capital - (Continued)

     Distributions of Net Cash Flow to the General Partners during 1994 and 1993 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

     During 1994, three Limited Partners redeemed a total of 9 Partnership Units for $6,282 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1993, six Limited Partners redeemed a total of 26 Partnership Units for $18,693. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $1,009.55 per original $1,000 invested.



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1994 AND 1993

(9)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                 1994          1993

     Net Income For Financial
      Reporting Purposes                      $  331,204     $  332,496

     Depreciation for Tax Purposes
      Under Depreciation For Financial
      Reporting Purposes                          49,908         44,887

     Amortization of Start-Up and
      Organization Costs                               0         (1,077)

     Income Accrued for Tax Purposes
      Under Income For Financial
      Reporting Purposes                               0         (9,027)

     Property Expenses For Tax Purposes
      Under Expenses For Financial Reporting
      Purposes                                    37,134         43,266
                                               ---------      ---------
           Taxable Income to Partners         $  418,246     $  410,545
                                               =========      =========



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1994 AND 1993

(9)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                1994            1993

     Partners' Capital For
       Financial  Reporting Purposes        $ 4,945,165     $ 5,188,490

     Depreciation For Tax Purposes Over
      Depreciation For Financial
      Reporting Purposes                        (77,736)       (127,644)

     Capitalized Start-Up Costs
      Under Section 195                         273,183         273,183

     Amortization of Start-Up and
      Organization Costs                       (280,829)       (280,829)

     Property Expenses For Tax Purposes
      Under Expense For Financial Reporting
      Purposes                                   92,066          54,931

     Gain on Sale of Real Estate For Tax
      Purposes Over Gain For Financial
      Reporting Purposes                         76,401          76,401

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes        1,093,184       1,093,184
                                              ---------       ---------
           Partners' Capital For
               Tax  Reporting Purposes      $ 6,121,434     $ 6,277,716
                                              =========       =========


ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners of the registrant are Robert P. Johnson and AFM. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The director and officers of AFM are as follows:

        Robert P. Johnson, age 50, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in December, 1985, and has been elected to continue in these positions until March, 1996. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the
president,  a  director  and  a  registered  principal   of   AEI
Incorporated, which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fourteen other limited partnerships.

          Mark E. Larson, age 42, is Executive Vice President,Treasurer and Chief Financial Officer and has been elected to continue in these positions until March, 1996. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January 1993 Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until March, 1996. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative and management services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        AFM, the Managing General Partner of the registrant, and Robert P. Johnson, its Individual General Partner, contributed $1,000 in total for their interest in the registrant. See Item 1 for a discussion of their share of the registrant's profits and losses. During 1989, AFM purchased 23 Limited Partnership Units (less than 1% of the Units outstanding) from certain Limited Partners.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 on pages 17 and 18, and is incorporated herein by reference, for details of related party transactions.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

       A.   Exhibits - None

       B.   Reports on Form 8-K and Form 8-K/A - None.


                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AEI REAL ESTATE FUND 86-A
                               Limited Partnership
                               By: AEI Fund Management 86-A, Inc.
                                   Its Managing General Partner


November  30,  1995            By:  /s/  Robert P. Johnson
                                  Robert P. Johnson, President and Director
                                  (Principal Executive Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                     Date


 /s/ Robert P. Johnson           President
Robert P. Johnson       (Principal Executive Officer)    November 30, 1995
                        and Sole Director of Managing
                        General Partner

 /s/ Mark E. Larson     Executive Vice President,
Mark E. Larson          Treasurer and Chief              November 30, 1995
                        Financial Officer