Form 10KSB
period 1995-12-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1996-03-15
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1995

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

                         Yes   [X]     No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

The Issuer's revenues for year ended December 31, 1995 were $661,618.

As of February 29, 1996, there were 7,198.32 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,198,320.


               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                        Yes          No  [X]


                             PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Real Estate Fund 86-A Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Delaware on April 2, 1986. The registrant is comprised of AEI Fund Management 86-A, Inc. (AFM) as Managing General Partner, Robert
P. Johnson as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $7,500,000 of limited partnership interests (the "Units") (7,500 Units at $1,000 per Unit) pursuant to a registration statement effective February 18, 1986. The Partnership commenced operations on April 2, 1986 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The Partnership's offering terminated July 9, 1986 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

        The Partnership was organized to acquire, initially on a debt-free basis, existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased eight properties, including a partial interest in one property, totaling $6,364,078. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are all commercial, single tenant buildings, with the exception of the Kearney office building, leased under triple net leases.

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees have been granted options to purchase properties after a specified portion of the lease term has elapsed. It is anticipated that the Partnership will sell its properties within twelve years after acquisition. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 10 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

        The leases provide the lessees with two five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

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

        As of November, 1993, the lessee was in default under the amended Lease Agreement. In November, 1993, after reviewing the Sizzler's operating results, the Partnership determined that the lessee would be unable to operate the restaurants in a manner capable of maximizing the restaurant's sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of this restaurant while the Partnership reviewed the available options. In June, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property is being re-leased, the Partnership is responsible for the real estate taxes and other costs required to maintain the property. The Partnership's investment in this property represents a minor portion of the Partnership's portfolio. The loss of rent from this property has not had a material impact on the Partnership's Net Cash Flow.

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

Major Tenants

        During 1995, five of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 83% of the Partnership's total rental revenue in 1995. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1996 and future years. The only exception is the tenant in the Applebee's property will not continue to be a major tenant since the property was sold in 1995. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

Competition

        The Partnership is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Partnership. At the time the Partnership elects to dispose of its properties, the Partnership will be in competition with other persons and entities to find buyers for its properties.


ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Employees

        The  Partnership  has  no direct  employees.   Management
services   are  performed  for  the  Partnership  by   AEI   Fund
Management, Inc., an affiliate of AFM.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

        The Partnership's investment objectives were to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) preservation and protection of the Partnership's capital; (ii) partially tax-deferred cash distributions from operations which may increase through rent participation clauses or mandated rent increases; and (iii) long-term capital gains through appreciation in value of the Partnership's properties realized upon sale. The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the General Partners attempt to diversify the type and location of the Partnership's properties.

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings with the exception of the Kearney office building. All the properties were acquired on a debt-free basis and are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

        The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a long-term lease, there is little competition until the Partnership decides to sell the property. At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Partnership's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1995.

                                 Total Property
                     Purchase     Acquisition                   Annual Lease
Property               Date          Costs         Lessee          Payment

Office/Warehouse
   Kearney, NE      12/12/86       $434,623         (F1)

Auto Max Automotive Center
   Bloomington, MN    6/3/87       $838,749   Thomas  Graffunder   $110,400

DeLisi's Italian                                    DeLisi's
Restaurant and Lounge                         Italian Restaurant
   Brooklyn Park, MN 6/16/87       $968,958    and Lounge,  Inc.   $ 72,000

Auto Max Automotive Center                     Annabelle,Inc. and
   Coon Rapids, MN   7/24/87       $795,818     Motorscope,  Inc.  $ 82,075

am/pm Mini Market                                   B. Wells
   Carson City, NV   8/21/87       $779,896       O'Brien & Co.    $ 99,947

Sizzler Restaurant
   Springboro, OH
   (6.7522%)         8/24/90       $ 89,097          (F1)

Taco Cabana Restaurant
   Houston, TX
    (61.7638%)       7/31/91       $859,159      Taco Cabana, Inc. $120,044



(F1)    The property is vacant and listed for sale or lease.


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. AEI Real Estate Fund XVIII Limited Partnership owns the remaining interest in the Sizzler restaurant in Springboro, Ohio. AEI Net Lease Income & Growth Fund XIX Limited Partnership owns the remaining interest in the Taco Cabana restaurant in Houston, Texas.

        Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The initial Lease terms are for 20 years except for the Taco Cabana and Auto Max properties which are 15 years and the DeLisi's property which is 10 years. The Leases have renewal options which may extend the lease term an additional 10 years.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1995, there were 950 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

        During 1995, seventeen Limited Partners redeemed a total of 55 Partnership Units for $34,815 in accordance with the Partnership Agreement. In prior years, a total of twenty-nine Limited Partners redeemed 223.75 Partnership Units for $177,047. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $5,431 and $5,745 were made to the General Partners and $502,883 and $562,502 were made to the Limited Partners in 1995 and 1994, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $221,627 of proceeds from the Applebee's and Cheddar's sales in 1995. The distributions reduced the Limited Partners' Adjusted Capital Contributions.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

       The Partnership's rental income is derived from long-term, triple net lease agreements on the Partnership's properties. For the years ended December 31, 1995 and 1994, the Partnership recognized rental income of $616,054 and $688,888, respectively. During the same periods, the Partnership earned investment income of $45,564 and $1,991, respectively. In 1995, rental income decreased as a result of two property sales discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.

        Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. The Partnership received rent of $975 per month through March, 1994, from a tenant who was sub-leasing part of the building from the new tenant. Since March 1994, the Partnership has received no rent from the property.
The  total  amount  of rent not collected in 1995  and  1994  was
$62,008 and $59,081, respectively. These amounts were not accrued for financial reporting purposes.

        During the years ended December 31, 1995 and 1994, the Partnership paid Partnership administration expenses to affiliated parties of $126,948 and $125,257, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $50,831 and $68,476, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1995, when compared to 1994, is the result of increased reimbursements from the tenant of the DeLisi's restaurant property which reduced the Partnership's real estate tax expense.

       As of December 31, 1995, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During 1995, the Partnership's cash balances increased $1,812,717 due to the sale of two of the Partnership's properties. Net cash provided by operating activities decreased from $501,743 in 1994 to $483,881 in 1995. The decrease was due to a reduction in rental income, as a result of the property sales, which was partially offset by additional investment income earned on the net sale proceeds and a reduction in Partnership expenses.

        Net cash provided by investing activities increased $1,961,434, which represents the net cash proceeds from the sale of two of the Partnership's properties. On July 6, 1995, the Partnership sold the Cheddar's restaurant in Columbus, Ohio, to the lessee. The Partnership received net sale proceeds of $314,826, which resulted in a net gain of $44,137. At the time of sale, the cost and related accumulated depreciation of the property was $306,711 and $36,022, respectively.

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

        During 1995, the Partnership distributed $223,865 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $30.55 per Limited Partnership Unit.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, distributions have fluctuated from year to year due to cash used to fund redemption payments. This is one of the reasons why distributions to Partners were higher in 1994 when compared to 1995.

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

        During 1995, seventeen Limited Partners redeemed a total of 55 Partnership Units for $34,815 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of twenty-nine Limited Partners redeemed 223.75 Partnership Units for $177,047. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In January, 1994, the Partnership established a $100,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995 the line of credit was increased to $150,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In September, 1995, the line of credit was cancelled. As of December 31, 1994, the amount due on the line of credit was $35,000. In 1995 and 1994, total interest expense was $4,061 and $2,553, respectively.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report

Balance Sheet as of December 31, 1995 and 1994

Statements for the Years Ended December 31, 1995 and 1994:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                  INDEPENDENT AUDITOR'S REPORT



To the Partners:
AEI Real Estate Fund 86-A Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP (a Delaware limited partnership) as of December 31, 1995 and 1994 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 86-A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





Minneapolis,  Minnesota           Boulay, Heutmaker, Zibell & Co. P.L.L.P.
February 6, 1996                  Certified Public Accountants

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                    1995            1994

CURRENT ASSETS:
  Cash                                           $1,822,519     $    9,802
  Receivables                                         3,240         11,604
                                                 ------------   ------------
      Total Current Assets                        1,825,759         21,406
                                                 ------------   ------------
INVESTMENTS IN REAL ESTATE:
  Land                                            1,810,273      2,458,967
  Buildings and Equipment                         2,956,027      3,793,449
  Accumulated Depreciation                       (1,031,715)    (1,139,101)
                                                 ------------   ------------
       Net Investments in Real Estate             3,734,585      5,113,315
                                                 ------------   ------------
          Total Assets                           $5,560,344     $5,134,721
                                                 ============   ============


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable  to AEI Fund Management, Inc.         $   16,401      $   20,662
   Distributions Payable                             74,425         128,894
   Security Deposit                                   5,000           5,000
   Line of Credit                                         0          35,000
                                                 ------------   ------------
      Total Current Liabilities                      95,826         189,556
                                                 ------------   ------------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (8,507)        (13,701)
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     7,221 and 7,276 outstanding in 1995
     and 1994, respectively                       5,473,025       4,958,866
                                                 ------------    ------------
      Total Partners' Capital                     5,464,518       4,945,165
                                                 ------------    ------------
        Total Liabilities and Partners' Capital  $5,560,344      $5,134,721
                                                 ============    ============



 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l



                                                  1995             1994

INCOME:
  Rent                                        $  616,054       $  688,888
  Investment Income                               45,564            1,991
                                              ------------     ------------
      Total Income                               661,618          690,879
                                              ------------     ------------

EXPENSES:
  Partnership Administration - Affiliates        126,948          125,257
  Partnership Administration and Property
     Management - Unrelated Parties               50,831           68,476
  Interest                                         4,061            2,553
  Depreciation                                   147,981          163,389
                                              ------------     ------------
      Total Expenses                             329,821          359,675
                                              ------------     ------------

OPERATING INCOME                                 331,797          331,204

GAIN ON SALE OF REAL ESTATE                      730,685                0
                                              ------------     ------------

NET INCOME                                    $1,062,482       $  331,204
                                              ============     ============

NET INCOME ALLOCATED:
  General Partners                            $   10,625       $    3,312
  Limited Partners                             1,051,857          327,892
                                              ------------     ------------
                                              $1,062,482       $  331,204
                                              ============     ============

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,262 and 7,283 weighted average Units
outstanding in 1995 and 1994, respectively)   $   144.84       $    45.02
                                              ============     ============




 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                     1995          1994


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  Income                                   $1,062,482     $  331,204

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                  147,981        163,389
     Gain on Sale of Real Estate                  (730,685)             0
     Decrease in Receivables                         8,364          6,911
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (4,261)           239
                                                ------------   ------------
       Total Adjustments                          (578,601)       170,539
                                                ------------   ------------
       Net Cash Provided By
           Operating Activities                    483,881        501,743
                                                ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate              1,961,434              0
                                                ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable     (54,469)        27,429
  Distributions to Partners                       (507,963)      (568,184)
  Redemption Payments                              (35,166)        (6,345)
  Increase (Decrease) in Line of Credit            (35,000)        35,000
                                                ------------   ------------
       Net Cash Used For
           Financing Activities                   (632,598)      (512,100)
                                                ------------   ------------

NET INCREASE (DECREASE) IN CASH                  1,812,717        (10,357)

CASH, beginning of period                            9,802         20,159
                                                ------------   ------------

CASH, end  of period                            $1,822,519     $    9,802
                                                ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Year                 $    4,061     $    2,553
                                                ============   ============


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                 Partnership
                              General      Limited                  Units
                              Partners     Partners     Total    Outstanding


BALANCE, December 31, 1993   $  (11,268)  $5,199,758   $5,188,490   7,285.25

  Distributions                  (5,682)    (562,502)    (568,184)

  Redemption Payments               (63)      (6,282)      (6,345)     (9.00)

  Net Income                      3,312      327,892      331,204
                             -----------  -----------  -----------  ----------
BALANCE, December 31, 1994      (13,701)   4,958,866    4,945,165   7,276.25

  Distributions                  (5,080)    (502,883)    (507,963)

  Redemption Payments              (351)     (34,815)     (35,166)    (54.93)

  Net Income                     10,625    1,051,857    1,062,482
                             -----------  -----------  -----------  ----------
BALANCE, December 31, 1995   $   (8,507)  $5,473,025   $5,464,518   7,221.32
                             ===========  ===========  ===========  ==========




 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

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

                   DECEMBER 31, 1995 AND 1994

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

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(2)  Summary of Significant Accounting Policies - (Continued)

       Given that the Partnership has had limited success in its efforts to lease or dispose of certain properties, it is reasonably possible that the Partnership's estimate that it will recover the carrying amount of these properties from future operations or sales will change in the near term and the effect of the change could be material.

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for the Partnership's fiscal year ended December 31, 1996. The Partnership regularly reviews the carrying value of its properties and will reduce properties to their net realizable value as needed. Adoption of Statement 121 is not expected to have a material effect on the Partnership's operations.

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

                   DECEMBER 31, 1995 AND 1994

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

     AFM   and  AEI  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:


                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                       1995         1994
a. AEI and AFM are reimbursed for all costs
   incurred in connection with managing the
   Partnership's operations, maintaining the
   Partnership's books and communicating
   the results of operations to the Limited
   Partners.                                        $ 126,948     $ 125,257
                                                    =========     =========

b. AEI and AFM are reimbursed for all direct
   expenses they have paid on the Partnership's
   behalf to third parties. These expenses included
   printing costs, legal and filing fees, direct
   administrative costs, outside audit and
   accounting costs, taxes, insurance and other
   property costs.                                  $  50,831     $  68,476
                                                    =========     =========


     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through non-cancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years except for the Taco Cabana and Auto Max properties which are 15 years and the DeLisi's property which is 10 years. The Leases have renewal options which may extend the lease term an additional 10 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. The leases provide the lessees with two five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant properties with the exception of the Kearney Office Building. The Kearney office building and warehouse were constructed in 1978 and 1981, respectively. The building was remodeled in 1986. The Sizzler restaurant was constructed and acquired in 1990. The Taco Cabana restaurant was constructed and acquired in 1991. All the remaining buildings were constructed in 1987. The Kearney office building was acquired in 1986. All the remaining properties were acquired during 1987. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 1995 are as follows:
                                          Buildings and          Accumulated
Property                          Land      Equipment    Total   Depreciation

Office  Building, Kearney, NE $  64,498  $  370,125  $  434,623  $  118,736
Auto  Max,  Bloomington, MN     361,269     477,480     838,749     155,738
DeLisi's,  Brooklyn Park, MN    317,355     651,603     968,958     249,218
Auto  Max,  Coon Rapids, MN     382,263     413,555     795,818     132,923
am/pm Mini Market,
  Carson City, NV               135,760     644,136     779,896     311,922
Sizzler,  Springboro,  OH        24,181      64,916      89,097      13,974
Taco  Cabana,  Houston, TX      524,947     334,212     859,159      49,204
                             ----------- ----------- ----------- -----------
                             $1,810,273  $2,956,027  $4,766,300  $1,031,715
                             =========== =========== =========== ===========





          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(4)  Investments in Real Estate - (Continued)

     Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. The Partnership received rent of $975 per month through March, 1994, from a tenant, who was sub-leasing part of the building from the new tenant. Since March, 1994, the Partnership has received no rent from the property. The total amount of rent not collected in 1995 and 1994 was $62,008 and $59,081 respectively. These amounts were not accrued for financial reporting purposes.

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

     During 1995, the Partnership distributed $223,865 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $30.55 per Limited Partnership Unit.

     The minimum future rentals on the non-cancelable Leases for years subsequent to December 31, 1995 are as follows:

                       1996          $   484,466
                       1997              461,749
                       1998              450,391
                       1999              450,391
                       2000              450,391
                       Thereafter      2,200,559
                                     -----------
                                     $ 4,497,947
                                     ===========

     In 1995 and 1994, the Partnership recognized contingent rents of $27,471 and $18,581, respectively.




          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(5)  Security Deposit -

     In April, 1992, the Partnership received a deposit from the tenant of the DeLisi's Italian Restaurant as security for future rent payments. The funds are invested in a short term money market account and will be refunded at the end of the Lease, without interest, to the tenant provided there is no default in the Lease Agreement.

(6)  Line of Credit -

     In January, 1994, the Partnership established a $100,000 unsecured line of credit at Fidelity Bank of Edina,
     Minnesota. On January 5, 1995 the line of credit was increased to $150,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In September, 1995, the line of credit was cancelled. As of December 31, 1994, the amount due on the line of credit was $35,000. In 1995 and 1994, total interest expense was $4,061 and $2,553, respectively.

(7)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

     Tenants who individually generate
     10% or more of total rent revenue:
                                                  1995           1994
        Tenants                Industry

     Apple South, Inc.         Restaurant       $  102,495     $  156,863
     Taco Cabana, Inc.         Restaurant          117,676        113,728
     B. Wells O'Brien & Co.    Convenience Store   110,687        110,750
     Thomas  Graffunder        Automotive Service  110,400        110,400
     DeLisi's Italian Restaurant
      and Lounge, Inc.         Restaurant           72,000         72,000
                                                ------------   ------------

     Aggregate rent revenue of major tenants    $  513,258     $  563,741
                                                ============   ============

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                83%            82%
                                                ============   ============



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(8)  Partners' Capital -

     Cash distributions of $5,431 and $5,745 were made to the General Partners and $502,883 and $562,502 were made to the Limited Partners for the years ended December 31, 1995 and 1994, respectively. The Limited Partners' distributions represent $69.25 and $77.23 per Limited Partnership Unit outstanding using 7,262 and 7,283 weighted average Units in 1995 and 1994, respectively. The distributions represent $69.25 and $44.16 per Unit of Net Income and $-0- and $33.07 per Unit of return of contributed capital in 1995 and 1994, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $221,627 of proceeds from the Applebee's and Cheddar's sales in 1995. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1995 and 1994 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During 1995, seventeen Limited Partners redeemed a total of 55 Partnership Units for $34,815 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1994, three Limited Partners redeemed a total of 9 Partnership Units for $6,280. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $986.54 per original $1,000 invested.



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(9)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                    1995           1994

     Net Income For Financial
       Reporting  Purposes                      $1,062,482     $  331,204

     Depreciation for Tax Purposes
      Under Depreciation For Financial
      Reporting Purposes                            46,656         49,908

     Property Expenses For Tax Purposes
      Under Expenses For Financial Reporting
      Purposes                                      22,238         37,134

     Gain on Sale of Real Estate For Tax Purposes
      Under Gain For Financial Reporting Purposes  (16,994)             0

                                                ------------   ------------
            Taxable  Income to Partners         $1,114,382     $  418,246
                                                ============   ============



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(9)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                              1995            1994

     Partners' Capital For
       Financial  Reporting Purposes      $5,464,518       $4,945,165

     Depreciation For Tax Purposes Over
      Depreciation For Financial
      Reporting Purposes                     (31,080)         (77,736)

     Capitalized Start-Up Costs
      Under Section 195                      273,183          273,183

     Amortization of Start-Up and
      Organization Costs                    (280,829)        (280,829)

     Property Expenses For Tax Purposes
      Under Expense For Financial Reporting
      Purposes                               114,304           92,066

     Gain on Sale of Real Estate For Tax
      Purposes Over Gain For Financial
      Reporting Purposes                      59,407           76,401

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes     1,093,184        1,093,184
                                          ------------     ------------
           Partners' Capital For
             Tax Reporting Purposes       $6,692,687       $6,121,434
                                          ============     ============




          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(10) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31, 1995:

                                                     1995
                                            Carrying      Fair
                                             Amount       Value

     Cash                                 $1,822,519   $1,822,519

     The carrying value of cash approximates fair value.


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

        Robert P. Johnson, age 51, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in December, 1985, and has been elected to continue in these positions until March, 1997. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the
president,  a  director  and  a  registered  principal   of   AEI
Incorporated, which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 43, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until March, 1997. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until March, 1997. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 on page 19 , and is incorporated herein by reference, for details of related party transactions.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

          A.   Exhibits -
                                       Description

                      27     Financial Data Schedule for
                             year ended December 31, 1995.

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

                            AEI REAL ESTATE FUND 86-A
                            Limited Partnership
                            By: AEI Fund Management 86-A, Inc.
                                Its Managing General Partner


March 15, 1996              By: /s/ Robert P. Johnson
                                Robert P. Johnson, President and Director
                                (Principal Executive Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                              Title                              Date


/s/ Robert P. Johnson   President(Principal Executive Officer)  March 15, 1996
Robert P. Johnson       and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President, Treasurer     March 15, 1996
Mark E. Larson          and Chief Financial Officer