Form 10QSB
period 1996-03-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1996-05-15
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1996

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

                        Yes  [X]    No

         Transitional Small Business Disclosure Format:

                        Yes         No  [X]




          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of March 31, 1996 and December 31, 1995

          Statements for the Periods ended March 31, 1996 and 1995:

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

                          BALANCE SHEET

              MARCH 31, 1996 AND DECEMBER 31, 1995

                           (Unaudited)


                             ASSETS

                                                       1996          1995

CURRENT ASSETS:
   Cash                                           $ 1,866,888    $ 1,822,519
   Receivables                                              0          3,240
                                                   -----------    -----------
        Total Current Assets                        1,866,888      1,825,759
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
   Land                                             1,810,273      1,810,273
   Buildings and Equipment                          2,956,027      2,956,027
     Accumulated  Depreciation                     (1,063,470)    (1,031,715)
                                                   -----------    -----------
        Net Investments in Real Estate              3,702,830      3,734,585
                                                   -----------    -----------
               Total  Assets                      $ 5,569,718    $ 5,560,344
                                                   ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.           $    55,853    $    16,401
   Distributions Payable                              107,585         74,425
   Security Deposit                                     5,000          5,000
                                                   -----------    -----------
        Total Current Liabilities                     168,438         95,826
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                    (9,140)        (8,507)
   Limited Partners, $1,000 Unit value;
    7,500 Units authorized and issued;
    7,221 Units outstanding                         5,410,420      5,473,025
                                                   -----------    -----------
      Total Partners' Capital                       5,401,280      5,464,518
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $ 5,569,718    $ 5,560,344
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       1996          1995

INCOME:
   Rent                                           $   121,116    $   183,633
   Investment Income                                   25,630            102
                                                   -----------    -----------
        Total Income                                  146,746        183,735
                                                   -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates             41,350         34,789
   Partnership Administration and Property
      Management - Unrelated Parties                   18,699         17,099
   Interest Expense                                         0          1,776
   Depreciation                                        31,755         40,847
                                                   -----------    -----------
        Total Expenses                                 91,804         94,511
                                                   -----------    -----------

NET INCOME                                        $    54,942    $    89,224
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $       549    $       892
   Limited Partners                                    54,393         88,332
                                                   -----------    -----------
                                                  $    54,942    $    89,224
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (7,221 and 7,276 weighted average Units
  outstanding in 1996 and 1995, respectively)     $      7.53    $     12.14
                                                   ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  Income                                  $    54,942    $    89,224

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      31,755         40,847
     (Increase) Decrease in Receivables                 3,240        (11,247)
     Increase in Payable to
        AEI Fund Management, Inc.                      39,452         27,587
     Increase in Unearned Rent                              0          8,329
                                                   -----------    -----------
        Total Adjustments                              74,447         65,516
                                                   -----------    -----------
        Net Cash Provided by
        Operating Activities                          129,389        154,740
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                   33,160              0
   Distributions to Partners                         (118,180)      (142,049)
   Increase in Line of Credit                               0          3,000
                                                   -----------    -----------
        Net Cash Used for
        Financing Activities                          (85,020)      (139,049)
                                                   -----------    -----------

NET INCREASE IN CASH                                   44,369         15,691

CASH, beginning of period                           1,822,519          9,802
                                                   -----------    -----------

CASH, end of period                               $ 1,866,888    $    25,493
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Year                   $         0    $     1,776
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                   Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994  $ (13,701)   $ 4,958,866  $ 4,945,165    7,276.25

  Distributions                (1,420)      (140,629)    (142,049)

  Net Income                      892         88,332       89,224
                             ----------   -----------  -----------  ----------
BALANCE, March 31, 1995     $ (14,229)   $ 4,906,569  $ 4,892,340    7,276.25
                             ==========   ===========  ===========  ==========


BALANCE, December 31, 1995  $  (8,507)   $ 5,473,025  $ 5,464,518    7,221.32

  Distributions                (1,182)      (116,998)    (118,180)

  Net Income                      549         54,393       54,942
                             ----------   -----------  -----------  ----------
BALANCE, March 31, 1996     $  (9,140)   $ 5,410,420  $ 5,401,280    7,221.32
                             ==========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1996

                           (Unaudited)


(1) The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

(2)  Organization -

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

(2)  Organization - (Continued)

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


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. The total amount of rent not collected in the first quarter of 1996 and 1995 was $15,502 and $15,502, respectively. These amounts were not accrued for financial reporting purposes. On April 24, 1996, the Partnership sold the property to an unrelated third party. The Partnership received net sale proceeds of approximately $330,500, which resulted in a net gain of approximately $19,000.

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

     During 1995 and the first three months of 1996, the Partnership distributed $223,865 and $39,118 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $30.55 and $5.36 per Limited
     Partnership Unit, respectively. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the net proceeds in additional properties.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Line of Credit -

     In January, 1994, the Partnership established a $100,000 unsecured line of credit at Fidelity Bank of Edina,
     Minnesota. On January 5, 1995 the line of credit was increased to $150,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In September, 1995, the line of credit was cancelled. In the first quarter of 1995, total interest expense was $1,776.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       The Partnership's rental income is derived from long-term, triple net lease agreements on the Partnership's properties. For the three months ended March 31, 1996 and 1995, the Partnership recognized rental income of $121,116 and $183,633, respectively. During the same periods, the Partnership earned investment income of $25,630 and $102, respectively. In 1996, rental income decreased as a result of the sale of the Applebee's and Cheddar's properties discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.

        Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. Since March 1994, the Partnership has received no rent from the property. The total amount of rent not collected in the first quarter of 1996 and 1995 was $15,502 and $15,502, respectively. These amounts were not accrued for financial reporting purposes. On April 24, 1996, the Partnership sold the property to an unrelated third party. The Partnership received net sale proceeds of approximately $330,500, which resulted in a net gain of approximately $19,000.

       During the three months ended March 31, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $41,350 and $34,789, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,699 and $17,099, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 1995, the Partnership's annualized cash distribution rate was 6.6%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 1996, the Partnership's cash balances increased $44,369 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $154,740 in 1995 to $129,389 in 1996. The decrease was due to a reduction in rental income, as a result of the property sales, which was partially offset by additional investment income earned on the net sale proceeds.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        During 1995 and the first three months of 1996, the Partnership distributed $223,865 and $39,118 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $30.55 and $5.36 per Limited Partnership Unit, respectively. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the net proceeds in additional properties.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and the distribution payable have fluctuated from year to year due to cash used to fund redemption payments. In addition, in the first three months of 1995, the Partnership made distributions at a 7.66% rate which resulted in distributions to the Partners of approximately $142,000. Effective January 1, 1996, the distribution rate was reduced to 6.6% which resulted in distributions to the Partners of approximately $118,000.

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

        In January, 1994, the Partnership established a $100,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995 the line of credit was increased to $150,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In September, 1995, the line of credit was cancelled. In the first quarter of 1995, total interest expense was $1,776.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.


                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             a.  Exhibits - None.
             b. Reports filed on Form 8-K - See previously filed report dated April 24, 1996.



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 13, 1996          AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



                              By:  /s/ Robert P. Johnson
                                       Robert P. Johnson
                                       President


                              By:  /s/ Mark E. Larson
                                       Mark E. Larson
                                       Chief Financial Officer