Form 10KSB/A
period 1995-12-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1996-07-26
CIK 785788

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

                        Yes [X]       No [ ]

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

The Issuer's revenues for year ended December 31, 1995 were $661,618.

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

                      Yes [ ]         No [X]


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

Office/Warehouse
 Kearney, NE             12/12/86   $ 434,623       (F1)

Auto Max Automotive Center
 Bloomington, MN           6/3/87   $ 838,749   Thomas  Graffunder  $ 110,400

DeLisi's Italian                                     DeLisi's
Restaurant and Lounge                           Italian Restaurant
 Brooklyn Park, MN        6/16/87   $ 968,958    and Lounge,  Inc.  $  72,000

Auto Max Automotive Center                       Annabelle, Inc. and
 Coon Rapids, MN          7/24/87   $ 795,818     Motorscope,  Inc. $  82,075

am/pm Mini Market                                  B. Wells
 Carson City, NV          8/21/87   $ 779,896    O'Brien & Co.      $  99,947

Sizzler Restaurant
 Springboro, OH
 (6.7522%)                8/24/90   $  89,097       (F1)

Taco Cabana Restaurant
 Houston, TX
 (61.7638%)               7/31/91   $ 859,159    Taco Cabana, Inc.  $ 120,044


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

        The Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

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





Minneapolis, Minnesota              Boulay, Heutmaker, Zibell & Co. P.L.L.P.
February 6, 1996                    Certified Public Accountants

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                     1995           1994

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,822,519   $     9,802
  Receivables                                          3,240        11,604
                                                  -----------   -----------
      Total Current Assets                         1,825,759        21,406
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,810,273     2,458,967
  Buildings and Equipment                          2,956,027     3,793,449
  Accumulated Depreciation                        (1,031,715)   (1,139,101)
                                                  -----------   -----------
      Net Investments in Real Estate               3,734,585     5,113,315
                                                  -----------   -----------
          Total Assets                           $ 5,560,344   $ 5,134,721
                                                  ===========   ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    16,401   $    20,662
  Distributions Payable                               74,425       128,894
  Security Deposit                                     5,000         5,000
  Line of Credit                                           0        35,000
                                                  -----------   -----------
      Total Current Liabilities                       95,826       189,556
                                                  -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (8,507)      (13,701)
  Limited Partners, $1,000 Unit value;
    7,500 Units authorized and issued;
    7,221 and 7,276 outstanding in 1995
    and 1994, respectively                         5,473,025     4,958,866
                                                  -----------   -----------
     Total Partners' Capital                       5,464,518     4,945,165
                                                  -----------   -----------
        Total Liabilities and Partners' Capital  $ 5,560,344   $ 5,134,721
                                                  ===========   ===========

 The accompanying notes to financial statements are an integral part of this statement.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                     1995          1994

INCOME:
  Rent                                           $   616,054   $   688,888
  Investment Income                                   45,564         1,991
                                                  -----------   -----------
      Total Income                                   661,618       690,879
                                                  -----------   -----------

EXPENSES:
  Partnership Administration - Affiliates            126,948       125,257
  Partnership Administration and Property
     Management - Unrelated Parties                   50,831        68,476
  Interest                                             4,061         2,553
  Depreciation                                       147,981       163,389
                                                  -----------   -----------
      Total Expenses                                 329,821       359,675
                                                  -----------   -----------

OPERATING INCOME                                     331,797       331,204

GAIN ON SALE OF REAL ESTATE                          730,685             0
                                                  -----------   -----------

NET INCOME                                       $ 1,062,482   $   331,204
                                                  ===========   ===========

NET INCOME ALLOCATED:
  General Partners                               $    10,625   $     3,312
  Limited Partners                                 1,051,857       327,892
                                                  -----------   -----------
                                                 $ 1,062,482   $   331,204
                                                  ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,262 and 7,283 weighted average Units outstanding
  in 1995 and 1994, respectively)                $   144.84    $    45.02
                                                  ===========   ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                     1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $ 1,062,482   $   331,204

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                    147,981       163,389
     Gain on Sale of Real Estate                    (730,685)            0
     Decrease in Receivables                           8,364         6,911
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (4,261)          239
                                                  -----------   -----------
       Total Adjustments                            (578,601)      170,539
                                                  -----------   -----------
       Net Cash Provided By
           Operating Activities                      483,881       501,743
                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                1,961,434             0
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable       (54,469)       27,429
  Distributions to Partners                         (507,963)     (568,184)
  Redemption Payments                                (35,166)       (6,345)
  Increase (Decrease) in Line of Credit              (35,000)       35,000
                                                  -----------   -----------
       Net Cash Used For
           Financing Activities                     (632,598)     (512,100)
                                                  -----------   -----------

NET INCREASE (DECREASE) IN CASH                    1,812,717       (10,357)

CASH AND CASH EQUIVALENTS, beginning of period         9,802        20,159
                                                  -----------   -----------

CASH AND CASH EQUIVALENTS, end of period         $ 1,822,519   $     9,802
                                                  ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Year                  $     4,061   $     2,553
                                                  ===========   ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1993  $ (11,268)  $ 5,199,758  $ 5,188,490    7,285.25

  Distributions                (5,682)     (562,502)    (568,184)

  Redemption Payments             (63)       (6,282)      (6,345)      (9.00)

  Net Income                    3,312       327,892      331,204
                             ---------   -----------  -----------  ----------
BALANCE, December 31, 1994    (13,701)    4,958,866    4,945,165    7,276.25

  Distributions                (5,080)     (502,883)    (507,963)

  Redemption Payments            (351)      (34,815)     (35,166)     (54.93)

  Net Income                   10,625     1,051,857    1,062,482
                             ---------   -----------  -----------  ----------
BALANCE, December 31, 1995  $  (8,507)  $ 5,473,025  $ 5,464,518    7,221.32
                            ======== ========  ================



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

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate

     Cash and Cash Equivalents

       Cash and cash equivalents include all cash and highly liquid investment securities with maturities at acquisition of three months or less. Such investment securities are carried at cost plus accrued interest which approximates fair market value.

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for the Partnership's fiscal year ended December 31, 1996. The Partnership regularly reviews the carrying value of its properties and will reduce properties to their net realizable value as needed. Adoption of Statement 121 is not expected to have a material effect on the Partnership's financial statements.


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

     AFM   and  AEI  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:


                                            Total Incurred by the Partnership
                                             for the Years Ended December 3l

                                                     1995           1994
a.  AEI and AFM are reimbursed for all costs
    incurred in connection with managing the
    Partnership's operations, maintaining the
    Partnership's books and communicating
    the results of operations to the Limited
    Partners.                                     $ 126,948       $ 125,257
                                                   ========        ========


b.  AEI and AFM are reimbursed for all direct
    expenses they have paid on the Partnership's
    behalf to third parties. These expenses included
    printing costs, legal and filing fees, direct
    administrative costs, outside audit and
    accounting costs, taxes, insurance and other
    property costs.                               $  50,831       $  68,476
                                                   ========        ========

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

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 1995 are as follows:


                                            Buildings and            Accumulated
Property                           Land       Equipment     Total   Depreciation

Office Building, Kearney, NE $    64,498  $   370,125  $   434,623  $   118,736
Auto Max, Bloomington, MN        361,269      477,480      838,749      155,738
DeLisi's, Brooklyn Park, MN      317,355      651,603      968,958      249,218
Auto Max, Coon Rapids, MN        382,263      413,555      795,818      132,923
am/pm Mini Market,
 Carson City, NV                 135,760      644,136      779,896      311,922
Sizzler, Springboro, OH           24,181       64,916       89,097       13,974
Taco Cabana, Houston, TX         524,947      334,212      859,159       49,204
                              -----------  -----------  -----------  ----------
                             $ 1,810,273  $ 2,956,027  $ 4,766,300  $ 1,031,715
                              ===========  ===========  ===========  ==========

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

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(7)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

     Tenants who individually generate
     10% or more of total rent revenue:

                                                     1995        1994
        Tenants                Industry

     Apple South, Inc.        Restaurant          $ 102,495    $ 156,863
     Taco Cabana, Inc.        Restaurant            117,676      113,728
     B. Wells O'Brien & Co.   Convenience Store     110,687      110,750
     Thomas Graffunder        Automotive Service    110,400      110,400
     DeLisi's Italian Restaurant
       and Lounge, Inc.       Restaurant             72,000       72,000
                                                   ---------    ---------

     Aggregate rent revenue of major tenants      $ 513,258    $ 563,741
                                                   =========    =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 83%          82%
                                                   =========    =========

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


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(8)  Partners' Capital - (Continued)

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

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

(9)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                     1995         1994

     Net Income For Financial
      Reporting Purposes                         $ 1,062,482   $   331,204

     Depreciation for Tax Purposes
      Under Depreciation For Financial
      Reporting Purposes                              46,656        49,908

     Property Expenses For Tax Purposes
      Under Expenses For Financial Reporting
      Purposes                                        22,238        37,134

     Gain on Sale of Real Estate For Tax Purposes
       Under Gain For Financial Reporting Purposes   (16,994)            0

                                                  -----------    -----------
           Taxable Income to Partners            $ 1,114,382    $  418,246
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

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(9)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported
     for   federal  income  tax  purposes  for  the  years  ended
     December 31:

                                                     1995         1994

     Partners' Capital For
      Financial Reporting Purposes               $ 5,464,518   $ 4,945,165

     Depreciation For Tax Purposes Over
      Depreciation For Financial
      Reporting Purposes                             (31,080)      (77,736)

     Capitalized Start-Up Costs
      Under Section 195                              273,183       273,183

     Amortization of Start-Up and
      Organization Costs                            (280,829)     (280,829)

     Property Expenses For Tax Purposes
      Under Expense For Financial Reporting
      Purposes                                       114,304        92,066

     Gain on Sale of Real Estate For Tax
      Purposes Over Gain For Financial
      Reporting Purposes                              59,407        76,401

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes             1,093,184     1,093,184
                                                  -----------   -----------
           Partners' Capital For
              Tax Reporting Purposes             $ 6,692,687   $ 6,121,434
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 on page 19, and is incorporated herein by reference, for details of related party transactions.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

          A.   Exhibits -
                               Description

                 27    Financial  Data  Schedule
                       for year ended December 31, 1995.

          B. Reports on Form 8-K and Form 8-K/A - During the quarter ended December 31, 1995, the Partnership filed a form 8-K dated November 15, 1995, reporting the disposition of the Applebee's Restaurant in Fort Myers.



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

                           AEI REAL ESTATE FUND 86-A
                           Limited Partnership
                           By: AEI Fund Management 86-A, Inc.
                               Its Managing General Partner


July 26, 1996               By: /s/ Robert P. Johnson
                                Robert  P. Johnson, President and Director
                                (Principal Executive Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                            Title                           Date


/s/ Robert P. Johnson    President (Principal Executive Officer)  July 26, 1996
Robert P. Johnson        and Sole Director of Managing General
                         Partner

/s/ Mark E. Larson       Executive Vice President, Treasurer      July 26, 1996
Mark E. Larson           and Chief Financial Officer (Principal
                         Accounting Officer)