Form 10QSB
period 1996-06-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1996-08-13
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1996

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


                              INDEX




PART I.  Financial Information

  Item 1.  Balance Sheet as of June 30, 1996 and December 31, 1995

           Statements for the Periods ended June 30, 1996 and 1995:

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

                          BALANCE SHEET

               JUNE 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)


                             ASSETS

                                                        1996           1995

CURRENT ASSETS:
    Cash and Cash Equivalents                      $ 2,172,555     $ 1,822,519
    Receivables                                              0           3,240
                                                    -----------     -----------
          Total  Current  Assets                     2,172,555       1,825,759
                                                    -----------     -----------
INVESTMENTS IN REAL ESTATE:
    Land                                             1,745,775       1,810,273
    Buildings  and  Equipment                        2,585,902       2,956,027
    Accumulated Depreciation                          (969,999)     (1,031,715)
                                                    -----------     -----------
          Net Investments in Real Estate             3,361,678       3,734,585
                                                    -----------     -----------
               Total  Assets                       $ 5,534,233     $ 5,560,344
                                                    ===========     ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.            $    32,980     $    16,401
   Distributions Payable                               107,585          74,425
   Security Deposit                                      5,000           5,000
                                                    -----------     -----------
        Total Current Liabilities                      145,565          95,826
                                                    -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                     (9,266)         (8,507)
   Limited Partners, $1,000 Unit value;
    7,500 Units authorized and issued;
    7,221 Units outstanding                          5,397,934       5,473,025
                                                    -----------     -----------
        Total Partners' Capital                      5,388,668       5,464,518
                                                    -----------     -----------
          Total Liabilities and Partners' Capital  $ 5,534,233     $ 5,560,344
                                                    ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                 Second Quarter Ended      Six Months Ended
                                 6/30/96     6/30/95      6/30/96     6/30/95

INCOME:
   Rent                         $ 121,117   $ 167,014    $ 242,233   $ 350,647
   Investment Income               26,855         132       52,485         234
                                 ---------   ---------    ---------   ---------
        Total Income              147,972     167,146      294,718     350,881
                                 ---------   ---------    ---------   ---------

EXPENSES:
   Partnership Administration-
     Affiliates                    27,120      27,504       68,470      62,293
   Partnership Administration
     and Property Management -
     Unrelated Parties              3,916       9,219       22,615      26,318
   Interest Expense                     0       2,137            0       3,913
   Depreciation                    29,051      40,847       60,806      81,694
                                 ---------   ---------    ---------   ---------
        Total Expenses             60,087      79,707      151,891     174,218
                                 ---------   ---------    ---------   ---------

OPERATING INCOME                   87,885      87,439      142,827     176,663

GAIN ON SALE OF REAL ESTATE        17,684           0       17,684           0
                                 ---------   ---------    ---------   ---------

NET INCOME                      $ 105,569   $  87,439    $ 160,511   $  76,663
                                 =========   =========    =========   =========

NET INCOME ALLOCATED:
   General Partners             $   1,056   $     875    $   1,605   $   1,767
   Limited Partners               104,513      86,564      158,906     174,896
                                 ---------   ---------    ---------   ---------
                                $ 105,569   $  87,439    $ 160,511   $ 176,663
                                 =========   =========    =========   =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,221 and 7,276 weighted average
   Units outstanding in 1996 and 1995,
   respectively)                 $  14.48   $  11.90     $  22.01    $  24.04
                                  =========  =========    =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                    $   160,511     $   176,663

    Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
     Depreciation                                       60,806          81,694
     Gain on Sale of Real Estate                       (17,684)              0
     (Increase) Decrease in Receivables                  3,240          (5,045)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       16,579          (2,527)
     Increase in Unearned Rent                               0           8,329
                                                    -----------     -----------
        Total Adjustments                               62,941          82,451
                                                    -----------     -----------
        Net Cash Provided By
        Operating Activities                           223,452         259,114
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                   329,785               0
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    33,160              32
   Distributions to Partners                          (236,361)       (284,097)
   Increase in Line of Credit                                0          31,000
                                                    -----------     -----------
        Net Cash Used For
        Financing Activities                          (203,201)       (253,065)
                                                    -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              350,036           6,049

CASH AND CASH EQUIVALENTS, beginning of period       1,822,519           9,802
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS, end of period           $ 2,172,555     $    15,851
                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Year                    $         0     $     3,913
                                                    ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994   $ (13,701)  $ 4,958,866  $ 4,945,165    7,276.25

  Distributions                 (2,841)     (281,256)    (284,097)

  Net Income                     1,767       174,896      176,663
                              ----------  -----------  -----------  ----------
BALANCE, June 30, 1995       $ (14,775)  $ 4,852,506  $ 4,837,731    7,276.25
                              ==========  ===========  ===========  ==========


BALANCE, December 31, 1995   $  (8,507)  $ 5,473,025  $ 5,464,518    7,221.32

  Distributions                 (2,364)     (233,997)    (236,361)

  Net Income                     1,605       158,906      160,511
                              ----------  -----------  -----------  ----------
BALANCE, June 30, 1996       $  (9,266)  $ 5,397,934  $ 5,388,668    7,221.32
                              ==========  ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1996

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


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3) Investments in Real Estate -

     In  1995,  the  Partnership elected early  adoption  of  the
     Statement  of  Financial  Accounting  Standards   No.   121,
     "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying
     amount   of   the  property,  the  Statement  requires   the
     Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Adoption of this Statement is not expected to have a material effect on the Partnership's financial statements.

     Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. Since March, 1994, the Partnership has received no rent from the property. The total amount of rent not collected in the first six months of 1996 and 1995 was $19,464 and $31,004, respectively.
     These  amounts  were  not  accrued for  financial  reporting purposes. On April 24, 1996, the Partnership sold the property to an unrelated third party. The Partnership received net sale proceeds of $329,785, which resulted in a net gain of $17,684. At the time of sale, the cost and related accumulated depreciaiton of the property was $434,623 and $122,522, respectively.

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

     During 1995 and the first six months of 1996, the Partnership distributed $223,865 and $39,118 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $30.55 and $5.36 per Limited
     Partnership Unit, respectively. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the net proceeds in additional properties.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4) Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5) Line of Credit -

     In January, 1994, the Partnership established a $100,000 unsecured line of credit at Fidelity Bank of Edina,
     Minnesota. On January 5, 1995 the line of credit was increased to $150,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In September, 1995, the line of credit was cancelled. In the first six months of 1995, total interest expense was $3,913.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       The Partnership's rental income is derived from long-term, triple net lease agreements on the Partnership's properties. For the six months ended June 30, 1996 and 1995, the Partnership recognized rental income of $242,233 and $350,647, respectively. During the same periods, the Partnership earned investment income of $52,485 and $234, respectively. In 1996, rental income decreased as a result of the sale of the Applebee's and Cheddar's properties discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.

        Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. Since March 1994, the Partnership has received no rent from the property. The total amount of rent not collected in the first six months of 1996 and 1995 was
$19,464 and $31,004, respectively. These amounts were not accrued for financial reporting purposes. On April 24, 1996, the Partnership sold the property to an unrelated third party.

        During the six months ended June 30, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $68,470 and $62,293, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,615 and $26,318, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

Liquidity and Capital Resources

        During the first six months ended June 30, 1996, the Partnership's cash balances increased $350,036, mainly as a result of the sale of the Kearney Office Building. Net cash provided by operating activities decreased from $259,114 in 1995 to $223,453 in 1996. The decrease was due to a reduction in rental income, as a result of property sales, which was partially offset by additional investment income earned on the net sale proceeds.

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

        On April 24, 1996, the Partnership sold the office building in Kearney, Nebraska to an unrelated third party. The Partnership received net sale proceeds of $329,785, which resulted in a net gain of $17,684. At the time of sale, the cost and related accumulated depreciaiton of the property was $434,623 and $122,522, respectively.

        During 1995 and the first six months of 1996, the Partnership distributed $223,865 and $39,118 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $30.55 and $5.36 per Limited Partnership Unit, respectively. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the net proceeds in additional properties.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and the distribution payable have fluctuated from year to year due to cash used to fund redemption payments. In addition, in the first six months of 1995, the Partnership made distributions at a 7.66% rate which resulted in distributions to the Partners of approximately $284,000. Effective January 1, 1996, the distribution rate was reduced to 6.6% which resulted in distributions to the Partners of approximately $236,000.

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

        In January, 1994, the Partnership established a $100,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995 the line of credit was increased to $150,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In September, 1995, the line of credit was cancelled. In the first six months of 1995, total interest expense was $3,913.

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



                       PART II - OTHER INFORMATION
                                (Continued)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits -
                                    Description

                  27    Financial Data Schedule for period
                        ended June 30, 1996.

         b.    Reports  filed on Form  8-K  -  During the quarter ended
                                               June 30, 1996, the Partnership
                                               filed a Form 8-K, dated April
                                               24, 1996, reporting the
                                               disposition of the office
                                               building in Kearney, Nebraska.



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 7, 1996        AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P. Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)


                              By: /s/ Mark E. Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)