Form 10KSB/A
period 1995-12-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1996-08-30
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-KSB/A2

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




                                   Total Property
                        Purchase    Acquisition               Annual Lease      Annual Rent
Property                  Date         Costs       Lessee       Payment         Per Sq. Foot

Office/Warehouse
 Kearney, NE           12/12/86    $ 434,623      (F1)

Auto Max Automotive Center
 Bloomington, MN         6/3/87    $ 838,749      Thomas            $ 110,400     $ 14.84
                                                  Graffunder

DeLisi's Italian                                  DeLisi's Italian
Restaurant and Lounge                             Restaurant
 Brooklyn Park, MN      6/16/87    $ 968,958      and Lounge, Inc.  $  72,000     $  9.93


Auto Max Automotive Center                        Annabelle, Inc. and
 Coon Rapids, MN        7/24/87    $ 795,818      Motorscope,Inc.   $  82,075     $ 11.42

am/pm Mini Market                                 B. Wells
 Carson City, NV        8/21/87    $ 779,896      O'Brien & Co.     $  99,947     $ 40.01

Sizzler Restaurant
 Springboro, OH
 (6.7522%)              8/24/90    $  89,097      (F1)

Taco Cabana Restaurant
 Houston, TX
 (61.7638%)             7/31/91    $ 859,159     Taco Cabana, Inc.  $ 120,044     $ 71.99


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


        During the last five years, all properties were 100 percent occupied by the lessees noted, with the exception of the Sizzler property, which was 100 percent occupied until June, 1994, and the office/warehouse property which was 100 percent occupied until May, 1992, and then 30 percent occupied until March, 1994. The Sizzler property and the office/warehouse property have been 100 percent vacant since June, 1994, and March, 1994, respectively.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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




Minneapolis,  Minnesota          /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
February 6, 1996                     Certified Public Accountants

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



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                      Limited
                                                                   Partnership
                              General      Limited                     Units
                              Partners     Partners       Total    Outstanding


BALANCE, December 31, 1993  $ (11,268)   $ 5,199,758   $ 5,188,490    7,285.25

  Distributions                (5,682)      (562,502)     (568,184)

  Redemption Payments             (63)        (6,282)       (6,345)      (9.00)

  Net Income                    3,312        327,892       331,204
                             ---------    -----------   -----------  ----------
BALANCE, December 31, 1994    (13,701)     4,958,866     4,945,165    7,276.25

  Distributions                (5,080)      (502,883)     (507,963)

  Redemption Payments            (351)       (34,815)      (35,166)     (54.93)

  Net Income                   10,625      1,051,857     1,062,482
                             ---------    -----------   -----------  ----------
BALANCE, December 31, 1995  $  (8,507)   $ 5,473,025   $ 5,464,518    7,221.32
                             =========    ===========   ===========  ==========



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
                                                     ========    ========



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(3)  Related Party Transactions - (Continued)

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

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(7)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

     Tenants who individually generate
     10% or more of total rent revenue:

                                                      1995            1994
       Tenants                  Industry

     Apple South, Inc.         Restaurant         $  102,495      $  156,863
     Taco Cabana, Inc.         Restaurant            117,676         113,728
     B. Wells O'Brien & Co.    Convenience Store     110,687         110,750
     Thomas Graffunder         Automotive Service    110,400         110,400
     DeLisi's Italian Restaurant
        and Lounge, Inc.       Restaurant             72,000          72,000
                                                   ----------      ----------

     Aggregate rent revenue of major tenants      $  513,258      $  563,741
                                                   ==========      ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  83%             82%
                                                   ==========      ==========

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

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(10) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31, 1995:

                                                        1995
                                               Carrying         Fair
                                                Amount          Value

     Cash                                    $ 1,822,519    $ 1,822,519


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


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

          A.  Exhibits -
                               Description

               27    Financial  Data  Schedule
                     for year ended December 31, 1995.

          B.  Reports on Form 8-K and Form  8-K/A - During the quarter ended
                                                    December 31, 1995, the
                                                    Partnership filed a Form
                                                    8-K dated November 15,1995,
                                                    reporting  the  disposition
                                                    of the Applebee's
                                                    Restaurant in Fort Myers.


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

                            AEI REAL ESTATE FUND 86-A
                            Limited Partnership
                            By: AEI Fund Management 86-A, Inc.
                                Its Managing General Partner


July 24, 1996               By: /s/ Robert P. Johnson
                                    Robert P. Johnson, President and Director
                                    (Principal Executive Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                     Title                         Date


 /s/ Robert P. Johnson   President(Principal Executive Officer)  August 29, 1996
     Robert P. Johnson   and Sole Director of Managing General
                         Partner

 /s/ Mark E. Larson      Executive Vice President, Treasurer     August 29, 1996
     Mark E. Larson      and Chief Financial Officer (Principal
                         Accounting Officer)