Form 10QSB
period 1996-09-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1996-11-13
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1996

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


                              INDEX




PART I. Financial Information

 Item 1.  Balance Sheet as of September 30, 1996 and December 31, 1995

           Statements for the Periods ended September 30, 1996 and 1995:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)


                             ASSETS

                                                        1996          1995

CURRENT ASSETS:
   Cash  and  Cash  Equivalents                     $ 2,200,995   $ 1,822,519
   Receivables                                            8,158         3,240
                                                     -----------   -----------
          Total  Current  Assets                      2,209,153     1,825,759
                                                     -----------   -----------
INVESTMENTS IN REAL ESTATE:
   Land                                               1,745,775     1,810,273
   Buildings  and  Equipment                          2,585,902     2,956,027
   Accumulated Depreciation                            (998,510)   (1,031,715)
                                                     -----------   -----------
         Net Investments in Real Estate               3,333,167     3,734,585
                                                     -----------   -----------
               Total  Assets                        $ 5,542,320   $ 5,560,344
                                                     ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.             $    66,117   $    16,401
   Distributions Payable                                107,585        74,425
   Security Deposit                                       5,000         5,000
   Unearned Rent                                          8,329             0
                                                     -----------   -----------
        Total Current Liabilities                       187,031        95,826
                                                     -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                      (9,600)       (8,507)
   Limited Partners, $1,000 Unit value;
    7,500 Units authorized and issued;
    7,221  Units  outstanding                         5,364,889     5,473,025
                                                     -----------   -----------
       Total Partners' Capital                        5,355,289     5,464,518
                                                     -----------   -----------
          Total Liabilities and Partners' Capital   $ 5,542,320   $ 5,560,344
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                               Three Months Ended      Nine Months Ended
                               9/30/96    9/30/95      9/30/96    9/30/95

INCOME:
 Rent                          $ 129,974  $ 133,551    $ 372,207  $ 484,198
 Investment Income                28,287     19,686       80,772     19,920
                                ---------  ---------    ---------  ---------
        Total Income             158,261    153,237      452,979    504,118
                                ---------  ---------    ---------  ---------

EXPENSES:
 Partnership Administration-
   Affiliates                     41,485     29,816      109,955     92,109
 Partnership Administration
   and Property Management -
   Unrelated Parties               3,464     14,966       26,079     41,284
 Interest Expense                      0        148            0      4,061
 Depreciation                     28,511     34,509       89,317    116,203
                                ---------  ---------    ---------  ---------
        Total Expenses            73,460     79,439      225,351    253,657
                                ---------  ---------    ---------  ---------

OPERATING INCOME                  84,801     73,798      227,628    250,461

GAIN ON SALE OF REAL ESTATE            0    730,685       17,684    730,685
                                ---------  ---------    ---------  ---------

NET INCOME                     $  84,801  $ 804,483    $ 245,312  $ 981,146
                                =========  =========    =========  =========

NET INCOME ALLOCATED:
   General Partners            $     848  $   8,045    $   2,453  $   9,811
   Limited Partners               83,953    796,438      242,859    971,335
                                ---------  ---------    ---------  ---------
                               $  84,801  $ 804,483    $ 245,312  $ 981,146
                                =========  =========    =========  =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,221 and 7,276 weighted average
 Units outstanding in 1996 and 1995,
 respectively)                 $   11.62  $  109.46    $   33.63  $  133.50
                                =========  =========    =========  =========

 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   245,312   $   981,146

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       89,317       116,203
     Gain on Sale of Real Estate                       (17,684)     (730,685)
     Increase in Receivables                            (4,918)       (5,719)
     Increase in Payable to
        AEI Fund Management, Inc.                       49,716        18,050
     Increase in Unearned Rent                           8,329         8,329
                                                    -----------   -----------
        Total Adjustments                              124,760      (593,822)
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           370,072       387,324
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                   329,785     1,961,434
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    33,160           322
   Distributions to Partners                          (354,541)     (426,146)
   Decrease in Line of Credit                                0       (35,000)
                                                    -----------   -----------
        Net Cash Used For
        Financing Activities                          (321,381)     (460,824)
                                                    -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              378,476     1,887,934

CASH AND CASH EQUIVALENTS, beginning of period       1,822,519         9,802
                                                    -----------   -----------

CASH AND CASH EQUIVALENTS, end of period           $ 2,200,995   $ 1,897,736
                                                    ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Period                  $         0   $     4,061
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994  $ (13,701)  $ 4,958,866  $ 4,945,165    7,276.25

  Distributions                (4,261)     (421,885)    (426,146)

  Net Income                    9,811       971,335      981,146
                             ---------   -----------  -----------  ----------
BALANCE, September 30, 1995 $  (8,151)  $ 5,508,316  $ 5,500,165    7,276.25
                             =========   ===========  ===========  ==========


BALANCE, December 31, 1995  $  (8,507)  $ 5,473,025  $ 5,464,518    7,221.32

  Distributions                (3,546)     (350,995)    (354,541)

  Net Income                    2,453       242,859      245,312
                             ---------   -----------  -----------  ----------
BALANCE, September 30, 1996 $  (9,600)  $ 5,364,889  $ 5,355,289    7,221.32
                             =========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996

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

     Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. Since March, 1994, the Partnership has received no rent from the property. The total amount of rent not collected in the first nine months of 1996 and 1995 was $19,464 and $46,506, respectively.
     These  amounts  were  not  accrued for  financial  reporting purposes. On April 24, 1996, the Partnership sold the property to an unrelated third party. The Partnership received net sale proceeds of $329,785, which resulted in a net gain of $17,684. At the time of sale, the cost and related accumulated depreciaiton of the property was $434,623 and $122,522, respectively.

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

     During 1995 and the first nine months of 1996, the Partnership distributed $223,865 and $39,118 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $30.55 and $5.36 per Limited Partnership Unit, respectively.

     In September, 1996, the Managing General Partner solicited a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the Net Proceeds of Sale in additional properties. The proposed Amendment did not receive a majority vote for adoption. In November, 1996, the Partnership will distribute $1,818,183 of Net Proceeds of Sale to the Partners as a special distribution.


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

(5)  Line of Credit -

     In January, 1994, the Partnership established a $100,000 unsecured line of credit at Fidelity Bank of Edina,
     Minnesota. On January 5, 1995 the line of credit was increased to $150,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In September, 1995, the line of credit was cancelled. In the first nine months of 1995, total interest expense was $4,061.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1996 and 1995, the Partnership recognized rental income of $372,207 and $484,198, respectively. During the same periods, the Partnership earned investment income of $80,772 and $19,920, respectively. In 1996, rental income decreased as a result of the sale of the Applebee's and Cheddar's properties discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.

        Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. Since March 1994, the Partnership has received no rent from the property. The total amount of rent not collected in the first nine months of 1996 and 1995 was
$19,464 and $46,506, respectively. These amounts were not accrued for financial reporting purposes. On April 24, 1996, the Partnership sold the property to an unrelated third party.

        During the nine months ended September 30, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $109,955 and $92,109, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $26,079 and $41,284, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of September 30, 1996, the Partnership's annualized cash distribution rate was 6.6%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1996, the Partnership's cash balances increased $378,476, mainly as a result of the sale of the Kearney Office Building. Net cash provided by operating activities decreased from $387,324 in 1995 to $370,072 in 1996. The decrease was due to a reduction in rental income, as a result of property sales, which was partially offset by additional investment income earned on the net sale proceeds and by net timing differences in the collection of payments from the lessees and the payment of expenses.

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

        During 1995 and the first nine months of 1996, the Partnership distributed $223,865 and $39,118 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $30.55 and $5.36 per Limited Partnership Unit, respectively.

       In September, 1996, the Managing General Partner solicited a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the Net Proceeds of Sale in additional properties. The proposed Amendment did not receive a majority vote for adoption. In November, 1996, the Partnership will distribute $1,818,183 of Net Proceeds of Sale to the Partners as a special distribution.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and the distribution payable have fluctuated from year to year due to cash used to fund redemption payments. In addition, in the first nine months of 1995, the Partnership made distributions at a 7.66% rate which resulted in distributions to the Partners of approximately $426,000. Effective January 1, 1996, the distribution rate was reduced to 6.6% which resulted in distributions to the Partners of approximately $355,000 during the first nine months of 1996.

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

        On October 1, 1996, ten Limited Partners redeemed a total of 101 Partnership Units for $60,593 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of forty-six Limited Partners redeemed 278.75 Partnership Units for $211,862. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        In January, 1994, the Partnership established a $100,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995 the line of credit was increased to $150,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In September, 1995, the line of credit was cancelled. In the first nine months of 1995, total interest expense was $4,061.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       In September, 1996, the Managing General Partner solicited by mail a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the net proceeds in additional properties. In order for the proposed Amendment to be adopted, a majority of the Units must be voted in favor of the Amendment. Of the 7,221 outstanding Units, 2,072 voted for the Amendment, 3,148 voted against the Amendment, and 262 abstained. As a result, the Amendment was not adopted.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits -
                      Description

              27    Financial Data Schedule  for  period
                    ended September 30, 1996.

         b.    Reports  filed on Form  8-K  -
                    None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 13, 1996      AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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