Form 10KSB
period 1996-12-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1997-03-25
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1996

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

                         Yes   [X]       No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1996 were $590,165.

As of February 28, 1997, there were 7,097.32 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,097,320.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. Since March, 1994, the Partnership has received no rent from the property. On April 24, 1996, the Partnership sold the property to an unrelated third party. The Partnership received net sale proceeds of $329,785, which resulted in a net gain of $17,684. At the time of sale, the cost and related accumulated depreciation of the property was $434,623 and $122,522, respectively.

        The Partnership owns a 6.7522% interest in a Sizzler restaurant in Springboro, Ohio. In November, 1993, after reviewing the Sizzler's operating results, the Partnership determined that the lessee would be unable to operate the restaurants in a manner capable of maximizing the restaurant's sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of this restaurant while the Partnership reviewed the available options. In June, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

        In  December,  1996, the Partnership, in order  to  avoid
additional property management expenses, decided to sell the Sizzler property rather than to continue to attempt to re-lease the property. As a result, the property has been reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the property would result in net proceeds of approximately $400,000. The Partnership's share of the proceeds would be approximately $27,000. A charge to operations for real estate impairment of $45,500 was recognized, which is the difference between book value at December 31, 1996 of $72,500 and the estimated market value of $27,000. The charge was recorded against the cost of the land, building and equipment. The Partnership's investment in this property represents a minor portion of the Partnership's portfolio. The loss of rent and the real estate impairment related to this property have not had a material impact on the Partnership's Net Cash Flow.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Major Tenants

        During 1996, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 83% of the Partnership's total rental revenue in 1996. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1997 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings with the exception of the Kearney office building, which was sold in 1996. All the properties were acquired on a debt-free basis and are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1996.

                                       Total Property                Annual     Annual
                           Purchase     Acquisition                  Lease     Rent Per
Property                     Date          Costs         Lessee      Payment    Sq. Ft.

Auto Max Automotive Center                               Thomas
 Bloomington, MN            6/3/87     $ 838,749        Graffunder  $ 110,400  $ 14.84

DeLisi's Italian                                        DeLisi's
Restaurant and Lounge                              Italian Restaurant
 Brooklyn Park, MN         6/16/87     $ 968,958   and Lounge, Inc. $  72,000  $  9.93

Auto Max Automotive Center                        Annabelle, Inc.and
 Coon Rapids, MN           7/24/87     $ 795,818   Motorscope, Inc. $  82,075  $ 11.42

am/pm Mini Market                                     B. Wells
 Carson City, NV           8/21/87     $ 779,896    O'Brien & Co.   $  99,947  $ 40.01

Sizzler Restaurant
 Springboro, OH
 (6.7522%)                 8/24/90     $  89,097        (F1)

Taco Cabana Restaurant
 Houston, TX
 (61.7638%)                7/31/91     $ 859,159  Taco Cabana, Inc. $ 124,245  $ 74.51


<F1>  The property is vacant and listed for sale.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. AEI Real Estate Fund XVIII Limited Partnership owns the remaining interest in the Sizzler restaurant in Springboro, Ohio. AEI Net Lease Income & Growth Fund XIX Limited Partnership owns the remaining interest in the Taco Cabana restaurant in Houston, Texas.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        During the last five years, all properties were 100 percent occupied by the lessees noted, with the exception of the Sizzler property, which was 100 percent occupied until June, 1994. The Sizzler property has been 100 percent vacant since June, 1994.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
         RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1996, there were 939 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
         RELATED SECURITY HOLDER MATTERS.  (Continued)

        During 1996, ten Limited Partners redeemed a total of 101 Partnership Units for $60,593 in accordance with the Partnership Agreement. In prior years, a total of forty-six Limited Partners redeemed 278.75 Partnership Units for $211,862. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $23,131 and $5,431 were made to the General Partners and $2,229,375 and $502,883 were made to the Limited Partners in 1996 and 1995, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $1,857,761 and $221,627 of proceeds from property sales in 1996 and 1995, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1996 and 1995, the Partnership recognized rental income of $494,374 and $616,054, respectively. During the same periods, the Partnership earned investment income of $95,791 and $45,564, respectively. In 1996, rental income decreased as a result of the sale of the Applebee's and Cheddar's properties discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.

        Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. Since March 1994, the Partnership has received no rent from the property. The total amount of rent not collected in 1996 and 1995 was $19,464 and $62,008, respectively. These amounts were not accrued for financial reporting purposes. On April 24, 1996, the Partnership sold the property to an unrelated third party.

        The Partnership owns a 6.7522% interest in a Sizzler restaurant in Springboro, Ohio. In November, 1993, after reviewing the Sizzler's operating results, the Partnership determined that the lessee would be unable to operate the restaurants in a manner capable of maximizing the restaurant's sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of this restaurant while the Partnership reviewed the available options. In June, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In  December,  1996, the Partnership, in order  to  avoid
additional property management expenses, decided to sell the Sizzler property rather than to continue to attempt to re-lease the property. As a result, the property has been reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the property would result in net proceeds of approximately $400,000. The Partnership's share of the proceeds would be approximately $27,000. A charge to operations for real estate impairment of $45,500 was recognized, which is the difference between book value at December 31, 1996 of $72,500 and the estimated market value of $27,000. The charge was recorded against the cost of the land, building and equipment. The Partnership's investment in this property represents a minor portion of the Partnership's portfolio. The loss of rent and the real estate impairment related to this property have not had a material impact on the Partnership's Net Cash Flow.

        During the years ended December 31, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $134,093 and $126,948, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,863 and $50,831, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1996, when compared to 1995, is the result of increased reimbursements from the tenant of the DeLisi's restaurant property which reduced the Partnership's real estate tax expense.

       As of December 31, 1996, the Partnership's annualized cash distribution rate was 6.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During 1996, the Partnership's cash balances decreased $1,538,580 mainly due to the distribution of $1,818,183 of net sale proceeds to the Partners as a special distribution in November, 1996. Net cash provided by operating activities
decreased  from  $483,881  in 1995  to  $447,187  in  1996.   The
decrease was due to a reduction in rental income, as a result of the property sales, which was partially offset by additional investment income earned on the net sale proceeds and a reduction of expenses in 1996.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Net cash provided by investing activities was $329,785 and $1,961,434, respectively, in 1996 and 1995, which represents the net cash proceeds from the sale of the Partnership's properties.

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

        On April 24, 1996, the Partnership sold the office building in Kearney, Nebraska to an unrelated third party. The Partnership received net sale proceeds of $329,785, which resulted in a net gain of $17,684. At the time of sale, the cost and related accumulated depreciation of the property was $434,623 and $122,522, respectively.

       In September, 1996, the Managing General Partner solicited a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the Net Proceeds of Sale in additional properties. The proposed Amendment did not receive a majority vote for adoption.

         During 1996 and 1995, the Partnership distributed $1,876,526 and $223,865 of the net sale proceeds to the Limited and General Partners, which represented a return of capital of $260.83 and $30.55 per Limited Partnership Unit, respectively.

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

        In 1995, the Partnership made distributions at a 7.66% rate which resulted in distributions to the Partners of approximately $508,000. Effective January 1, 1996 and October 1, 1996, the distribution rate was reduced to 6.6% and 6.0%, respectively, which resulted in regular distributions to the Partners of approximately $434,000. In addition, in November, 1996, the Partnership distributed net sale proceeds of $1,818,183 to the Partners as a special distribution.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During 1996, ten Limited Partners redeemed a total of 101 Partnership Units for $60,593 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash
Flow from operations. In prior years, a total of forty-six Limited Partners redeemed 278.75 Partnership Units for $211,862. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        In January, 1994, the Partnership established a $100,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995 the line of credit was increased to $150,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In September, 1995, the line of credit was cancelled. In 1995, total interest expense was $4,061.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7. FINANCIAL STATEMENTS.

       See accompanying index to financial statements.



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




Independent Auditor's Report

Balance Sheet as of December 31, 1996 and 1995

Statements for the Years Ended December 31, 1996 and 1995:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                  INDEPENDENT AUDITOR'S REPORT



To the Partners:
AEI Real Estate Fund 86-A Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP (a Delaware limited partnership) as of December 31, 1996 and 1995 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 86-A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis,  Minnesota           /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 31, 1997                      Certified Public Accountants

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                        1996           1995
CURRENT ASSETS:
  Cash and Cash Equivalents                         $   283,939    $ 1,822,519
  Receivables                                                 0          3,240
                                                     -----------    -----------
      Total Current Assets                              283,939      1,825,759
                                                     -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                1,721,594      1,810,273
  Buildings and Equipment                             2,520,986      2,956,027
  Accumulated Depreciation                           (1,010,426)    (1,031,715)
                                                     -----------    -----------
                                                      3,232,154      3,734,585
  Real Estate Held for Sale                              27,003              0
                                                     -----------    -----------
      Net Investments in Real Estate                  3,259,157      3,734,585
                                                     -----------    -----------
          Total Assets                              $ 3,543,096    $ 5,560,344
                                                     ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $    16,139    $    16,401
  Distributions Payable                                  71,972         74,425
  Security Deposit                                        5,000          5,000
                                                     -----------    -----------
      Total Current Liabilities                          93,111         95,826
                                                     -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      (28,653)        (8,507)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,120 and 7,221 outstanding in 1996
   and 1995, respectively                             3,478,638      5,473,025
                                                     -----------    -----------
      Total Partners' Capital                         3,449,985      5,464,518
                                                     -----------    -----------
        Total Liabilities and Partners' Capital     $ 3,543,096    $ 5,560,344
                                                     ===========    ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                         1996          1995

INCOME:
  Rent                                               $  494,374    $  616,054
  Investment Income                                      95,791        45,564
                                                      ----------    ----------
      Total Income                                      590,165       661,618
                                                      ----------    ----------

EXPENSES:
  Partnership Administration - Affiliates               134,093       126,948
  Partnership Administration and Property
   Management - Unrelated Parties                        11,863        50,831
  Interest                                                    0         4,061
  Depreciation                                          117,827       147,981
  Real Estate Impairment                                 45,500             0
                                                      ----------    ----------
      Total Expenses                                    309,283       329,821
                                                      ----------    ----------

OPERATING INCOME                                        280,882       331,797

GAIN ON SALE OF REAL ESTATE                              17,684       730,685
                                                      ----------    ----------

NET INCOME                                           $  298,566    $1,062,482
                                                      ==========    ==========

NET INCOME ALLOCATED:
  General Partners                                   $    2,985    $   10,625
  Limited Partners                                      295,581     1,051,857
                                                      ----------    ----------
                                                     $  298,566    $1,062,482
                                                      ==========    ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,196 and 7,262 weighted average Units outstanding
  in 1996 and 1995, respectively)                    $    41.08    $   144.84
                                                      ==========    ==========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                          1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $   298,566   $ 1,062,482

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                        117,827       147,981
     Real Estate Impairment                               45,500             0
     Gain on Sale of Real Estate                         (17,684)     (730,685)
     Decrease in Receivables                               3,240         8,364
     Decrease in Payable to
        AEI Fund Management, Inc.                           (262)       (4,261)
                                                      -----------   -----------
       Total Adjustments                                 148,621      (578,601)
                                                      -----------   -----------
       Net Cash Provided By
           Operating Activities                          447,187       483,881
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                      329,785     1,961,434
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                       (2,453)      (54,469)
  Distributions to Partners                           (2,251,894)     (507,963)
  Redemption Payments                                    (61,205)      (35,166)
  Decrease in Line of Credit                                   0       (35,000)
                                                      -----------   -----------
       Net Cash Used For
               Financing Activities                   (2,315,552)     (632,598)
                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                            (1,538,580)    1,812,717

CASH AND CASH EQUIVALENTS, beginning of period         1,822,519         9,802
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period             $   283,939   $ 1,822,519
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Year                      $         0   $     4,061
                                                      ===========   ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                                 General     Limited                  Units
                                 Partners    Partners     Total    Outstanding


BALANCE,  December 31, 1994   $  (13,701)  $ 4,958,866  $ 4,945,165   7,276.25

  Distributions                   (5,080)     (502,883)    (507,963)

  Redemption Payments               (351)      (34,815)     (35,166)    (54.93)

  Net Income                      10,625     1,051,857    1,062,482
                               ----------   -----------  -----------  ---------
BALANCE,  December 31, 1995       (8,507)    5,473,025    5,464,518   7,221.32

  Distributions                  (22,519)   (2,229,375)  (2,251,894)

  Redemption Payments               (612)      (60,593)     (61,205)   (101.00)

  Net Income                       2,985       295,581      298,566
                               ----------   -----------  -----------  ---------
BALANCE,  December 31, 1996   $  (28,653)  $ 3,478,638  $ 3,449,985   7,120.32
                               ==========   ===========  ===========  =========



 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

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

                   DECEMBER 31, 1996 AND 1995

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

                   DECEMBER 31, 1996 AND 1995

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

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

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


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(2)  Summary of Significant Accounting Policies - (Continued)

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Adoption of this Statement resulted in a $45,500 real estate impairment loss on the Partnership's 1996 financial statements.

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


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(3)  Related Party Transactions - (Continued)

     AFM   and  AEI  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                            Total Incurred by the Partnership
                                             for the Years Ended December 3l

                                                         1996           1995
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                         $   134,093    $   126,948
                                                     ==========     ==========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties. These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and other
  property costs.                                   $    11,863    $    50,831
                                                     ==========     ==========

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

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

     The Partnership's properties are all commercial, single-tenant properties. The Sizzler restaurant, which has been classified as Real Estate Held for Sale, was constructed and acquired in 1990. The Taco Cabana restaurant was constructed and acquired in 1991. All the remaining properties were constructed and acquired in 1987. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  1996  are   as
     follows:
                                          Buildings and            Accumulated
Property                         Land       Equipment     Total    Depreciation

Auto Max, Bloomington, MN    $  361,269   $  477,480   $  838,749   $  173,882
DeLisi's, Brooklyn Park, MN     317,355      651,603      968,958      278,395
Auto Max, Coon Rapids, MN       382,263      413,555      795,818      148,638
am/pm Mini Market,
 Carson City, NV                135,760      644,136      779,896      349,167
Taco Cabana, Houston, TX        524,947      334,212      859,159       60,344
                              ----------   ----------   ----------   ----------
                             $1,721,594   $2,520,986   $4,242,580   $1,010,426
                              ==========   ==========   ==========   ==========


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. Since March, 1994, the Partnership has received no rent from the property. The total amount of rent not collected in 1996 and 1995 was $19,464 and $62,008, respectively. These amounts were not accrued for financial reporting purposes. On April 24, 1996, the Partnership sold the property to an unrelated third party. The Partnership received net sale proceeds of $329,785, which resulted in a net gain of $17,684. At the time of sale, the cost and related accumulated depreciation of the property was $434,623 and $122,522, respectively.

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

     During 1996 and 1995, the Partnership distributed $1,876,526 and $223,865 of the net sale proceeds to the Limited and General Partners, which represented a return of capital of $260.83 and $30.55 per Limited Partnership Unit, respectively.

     The Partnership owns a 6.7522% interest in a Sizzler restaurant in Springboro, Ohio. In November, 1993, after reviewing the Sizzler's operating results, the Partnership determined that the lessee would be unable to operate the restaurants in a manner capable of maximizing the restaurant's sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of this restaurant while the Partnership reviewed the available options. In June, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property is being vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     In December, 1996, the Partnership, in order to avoid additional property management expenses, decided to sell the Sizzler property rather than to continue to attempt to re-lease the property. As a result, the property has been reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the property would result in net proceeds of approximately $400,000. The Partnership's share of the proceeds would be approximately $27,000. A charge to operations for real estate impairment of $45,500 was recognized, which is the difference between book value at December 31, 1996 of $72,500 and the estimated market value of $27,000. The charge was recorded against the cost of the land, building and equipment. The Partnership's investment in this property represents a minor portion of the Partnership's portfolio. The loss of rent and the real estate impairment related to this property have not had a material impact on the Partnership's Net Cash Flow.

     The minimum future rentals on the non-cancelable Leases for years subsequent to December 31, 1996 are as follows:

                       1997          $   489,122
                       1998              489,812
                       1999              490,517
                       2000              491,235
                       2001              491,968
                       Thereafter      1,781,963
                                      -----------
                                     $ 4,234,617
                                      ===========

     In 1996 and 1995, the Partnership recognized contingent rents of $8,158 and $27,471, respectively.

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


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(6)  Line of Credit -

     In January, 1994, the Partnership established a $100,000 unsecured line of credit at Fidelity Bank of Edina,
     Minnesota. On January 5, 1995 the line of credit was increased to $150,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In September, 1995, the line of credit was cancelled. In 1995, total interest expense was $4,061.

(7)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

     Tenants who individually generate
     10% or more of total rent revenue:
                                                         1996         1995
        Tenants                    Industry

    Taco Cabana, Inc.             Restaurant            121,794       117,676
    Thomas Graffunder             Automotive Service    110,400       110,400
    B. Wells O'Brien & Co.        Convenience Store     108,105       110,687
    DeLisi's Italian Restaurant
      and Lounge, Inc.            Restaurant             72,000        72,000
    Apple South, Inc.             Restaurant          $     N/A     $ 102,495
                                                       ---------     ---------

    Aggregate rent revenue of major tenants           $ 412,299     $ 513,258
                                                       =========     =========

    Aggregate rent revenue of major tenants as
    a percentage of total rent revenue                      83%           83%
                                                       =========     =========

(8)  Partners' Capital -

     Cash distributions of $23,131 and $5,431 were made to the General Partners and $2,229,375 and $502,883 were made to the Limited Partners for the years ended December 31, 1996 and 1995, respectively. The Limited Partners' distributions represent $309.81 and $69.25 per Limited Partnership Unit outstanding using 7,196 and 7,262 weighted average Units in 1996 and 1995, respectively. The distributions represent $32.57 and $69.25 per Unit of Net Income and $277.24 and $-0-per Unit of return of contributed capital in 1996 and 1995, respectively.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(8)  Partners' Capital - (Continued)

     As part of the Limited Partner distributions discussed above, the Partnership distributed $1,857,761 and $221,627 of proceeds from property sales in 1996 and 1995, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1996 and 1995 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During 1996, ten Limited Partners redeemed a total of 101 Partnership Units for $60,593 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1995, seventeen Limited Partners redeemed a total of 55 Partnership Units for $34,815. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $739.63 per original $1,000 invested.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(9)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                        1996           1995

     Net Income For Financial
      Reporting Purposes                           $   298,566     $ 1,062,482

     Depreciation for Tax Purposes
      Under Depreciation For Financial
      Reporting Purposes                                40,751          46,656

     Property Expenses For Tax Purposes
      Under Expenses For Financial Reporting
      Purposes                                          15,295          22,238

     Gain on Sale of Real Estate For Tax Purposes
      Over (Under) Gain For Financial Reporting
      Purposes                                          33,424         (16,994)

                                                    -----------     -----------
           Taxable Income to Partners              $   388,036     $ 1,114,382
                                                    ===========     ===========



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(9)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                       1996           1995

     Partners' Capital For
       Financial  Reporting Purposes              $ 3,449,985     $ 5,464,518

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                              159,667          39,992

     Capitalized Start-Up Costs
      Under Section 195                               273,183         273,183

     Amortization of Start-Up and
      Organization Costs                             (280,829)       (280,829)

     Property Expenses For Tax Purposes
      Under Expense For Financial Reporting
      Purposes                                         72,435         102,639

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes              1,093,184       1,093,184
                                                   -----------     -----------
           Partners' Capital For
               Tax Reporting Purposes             $ 4,767,625     $ 6,692,687
                                                   ===========     ===========


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(10) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                         1996                    1995
                               Carrying       Fair       Carrying     Fair
                                Amount        Value       Amount      Value

     Cash                    $      506    $      506  $      629   $      629
     Money Market Funds         283,433       283,433   1,821,890    1,821,890
                              ----------    ----------  ----------   ----------
          Total Cash and
            Cash Equivalents $  283,939    $  283,939  $1,822,519   $1,822,519
                              ==========    ==========  ==========   ==========

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

        Robert P. Johnson, age 52, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in December, 1985, and has been elected to continue in these positions until March, 1998. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the
president,  a  director  and  a  registered  principal   of   AEI
Incorporated, which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 44, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until March, 1998. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until March, 1998. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 on page 20 and 21, and is incorporated herein by reference, for details of related party transactions.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

          A.   Exhibits -
                              Description

                 10.1  Purchase Agreement  dated
                       March  20,  1996 between the  Partnership,
                       Mark  H. Meyer and David L. Meyer relating
                       to  the  property  at  2501  30th  Avenue,
                       Kearney,    Nebraska   (incorporated    by
                       reference  to  Exhibit 10.1  of  Form  8-K
                       filed  with  the  Commission  on  May   6,
                       1996).

                 10.2  Assignment of Purchaser's
                       interest   in  Purchase  Agreement   dated
                       April  23,  1996  between Mark  H.  Meyer,
                       David  L.  Meyer and Sports  West,  L.L.C.
                       relating  to  the property  at  2501  30th
                       Avenue,  Kearney,  Nebraska  (incorporated
                       by  reference to Exhibit 10.2 of Form  8-K
                       filed  with  the  Commission  on  May   6,
                       1996).

                 27    Financial  Data  Schedule
                       for year ended December 31, 1996.

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

                            AEI REAL ESTATE FUND 86-A
                            Limited Partnership
                            By: AEI Fund Management 86-A, Inc.
                                Its Managing General Partner


March 17, 1997              By: /s/ Robert P. Johnson
                                    Robert  P. Johnson, President and Director
                                   (Principal Executive Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                             Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 17, 1997
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 17, 1997
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)