Form 10QSB
period 1997-03-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1997-05-13
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1997 and December 31, 1996

         Statements for the Periods ended March 31, 1997 and 1996:

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

                          BALANCE SHEET

              MARCH 31, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                     1997            1996

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   342,490     $   283,939

INVESTMENTS IN REAL ESTATE:
  Land                                            1,721,594       1,721,594
  Buildings and Equipment                         2,520,986       2,520,986
  Accumulated Depreciation                       (1,037,488)     (1,010,426)
                                                 -----------     -----------
                                                  3,205,092       3,232,154
  Real Estate Held for Sale                          27,003          27,003
                                                 -----------     -----------
      Net Investments in Real Estate              3,232,095       3,259,157
                                                 -----------     -----------
          Total Assets                          $ 3,574,585     $ 3,543,096
                                                 ===========     ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    49,082     $    16,139
  Distributions Payable                              71,967          71,972
  Security Deposit                                    5,000           5,000
                                                 -----------     -----------
      Total Current Liabilities                     126,049          93,111
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (28,668)        (28,653)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,120 Units outstanding                        3,477,204       3,478,638
                                                 -----------     -----------
    Total Partners' Capital                       3,448,536       3,449,985
                                                 -----------     -----------
      Total Liabilities and Partners' Capital   $ 3,574,585     $ 3,543,096
                                                 ===========     ===========



 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                      1997          1996

INCOME:
   Rent                                          $   126,106    $   121,116
   Investment Income                                   3,814         25,630
                                                  -----------    -----------
        Total Income                                 129,920        146,746
                                                  -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates            20,020         41,350
   Partnership Administration and Property
      Management - Unrelated Parties                   5,121         18,699
   Depreciation                                       27,062         31,755
                                                  -----------    -----------
        Total Expenses                                52,203         91,804
                                                  -----------    -----------

NET INCOME                                       $    77,717    $    54,942
                                                  ===========    ===========

NET INCOME ALLOCATED:
   General Partners                              $       777    $       549
   Limited Partners                                   76,940         54,393
                                                  -----------    -----------
                                                 $    77,717    $    54,942
                                                  ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (7,120 and 7,221 weighted average Units
  outstanding in 1997 and 1996, respectively)    $     10.81    $      7.53
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                     1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                   $    77,717     $    54,942

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     27,062          31,755
     Decrease in Receivables                               0           3,240
     Increase in Payable to
        AEI Fund Management, Inc.                     32,943          39,452
                                                  -----------     -----------
        Total Adjustments                             60,005          74,447
                                                  -----------     -----------
        Net Cash Provided By
        Operating Activities                         137,722         129,389
                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable          (F5)         33,160
   Distributions to Partners                         (79,166)       (118,180)
                                                  -----------     -----------
        Net Cash Used For
        Financing Activities                         (79,171)        (85,020)
                                                  -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             58,551          44,369

CASH AND CASH EQUIVALENTS, beginning of period       283,939       1,822,519
                                                  -----------     -----------

CASH AND CASH EQUIVALENTS, end of period         $   342,490     $ 1,866,888
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                      Limited
                                                                   Partnership
                              General      Limited                     Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1995  $  (8,507)  $ 5,473,025  $ 5,464,518     7,221.32

  Distributions                (1,182)     (116,998)    (118,180)

  Net Income                      549        54,393       54,942
                             ----------  -----------  -----------  -----------
BALANCE, March 31, 1996     $  (9,140)  $ 5,410,420  $ 5,401,280     7,221.32
                             ==========  ===========  ===========  ===========


BALANCE, December 31, 1996  $ (28,653)  $ 3,478,638  $ 3,449,985     7,120.32

  Distributions                  (792)      (78,374)     (79,166)

  Net Income                      777        76,940       77,717
                             ----------  -----------  -----------  -----------
BALANCE, March 31, 1997     $ (28,668)  $ 3,477,204  $ 3,448,536     7,120.32
                             ==========  ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1997

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


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. Since March, 1994, the Partnership has received no rent from the property. The total amount of rent not collected in 1996 was $19,464.
     This amount was not accrued for financial reporting purposes. On April 24, 1996, the Partnership sold the property to an unrelated third party. The Partnership received net sale proceeds of $329,785, which resulted in a net gain of $17,684. At the time of sale, the cost and related accumulated depreciation of the property was $434,623 and $122,522, respectively.

     The Partnership also sold two properties in 1995. As a result of the property sales, in September, 1996, the Managing General Partner solicited a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the Net Proceeds of Sale in additional properties. The proposed Amendment did not receive a majority vote for adoption.

     During 1996, the Partnership distributed $1,876,526 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $260.83 per Limited
     Partnership Unit, respectively.

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


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In December, 1996, the Partnership, in order to avoid additional property management expenses, decided to sell the Sizzler property rather than to continue to attempt to re-lease the property. As a result, the property has been reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the property would result in net proceeds of approximately $400,000. The Partnership's share of the proceeds would be approximately $27,000. A charge to operations for real estate impairment of $45,500 was recognized, which is the difference between book value at December31, 1996 of $72,500 and the estimated market value of $27,000. The charge was recorded against the cost of the land, building and equipment. The Partnership's investment in this property represents a minor portion of the Partnership's portfolio. The loss of rent and the real estate impairment related to this property have not had a material impact on the Partnership's Net Cash Flow.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1997 and 1996, the Partnership recognized rental income of $126,106 and $121,116, respectively. During the same periods, the Partnership earned investment income of $3,814 and $25,630, respectively. In 1997, investment income decreased due to a special distribution of net sale proceeds to the Partners in November, 1996.

        Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. Since March 1994, the Partnership has received no rent from the property. The total amount of rent not collected in 1996 was $19,464. This amount was not accrued for financial reporting purposes. On April 24, 1996, the Partnership sold the property to an unrelated third party.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        In  December,  1996, the Partnership, in order  to  avoid
additional property management expenses, decided to sell the Sizzler property rather than to continue to attempt to re-lease the property. As a result, the property has been reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the property would result in net proceeds of approximately $400,000. The Partnership's share of the proceeds would be approximately $27,000. A charge to operations for real estate impairment of $45,500 was recognized, which is the difference between book value at December31, 1996 of $72,500 and the estimated market value of $27,000. The charge was recorded against the cost of the land, building and equipment. The Partnership's investment in this property represents a minor portion of the Partnership's portfolio. The loss of rent and the real estate impairment related to this property have not had a material impact on the Partnership's Net Cash Flow.

       During the three months ended March 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $20,020 and $41,350, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $5,121 and $18,699, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in expenses in 1997, when compared to 1996, is mainly the result of expenses incurred in 1996 related to the office building and the preparation and filing of the proxy statement discussed below.

        As of March 31, 1997, the Partnership's annualized cash distribution rate was 6.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 1997, the Partnership's cash balances increased $58,551 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $129,389 in 1996 to $137,722 in 1997 as a result of a reduction in expenses in 1997 which was partially offset by a reduction in total income in 1997.

        On April 24, 1996, the Partnership sold the office building in Kearney, Nebraska to an unrelated third party. The Partnership received net sale proceeds of $329,785, which resulted in a net gain of $17,684. At the time of sale, the cost and related accumulated depreciation of the property was $434,623 and $122,522, respectively.

        The Partnership also sold two properties in 1995. As a result of the sales, in September, 1996, the Managing General Partner solicited a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the Net Proceeds of Sale in additional properties. The proposed Amendment did not receive a majority vote for adoption.

       During 1996, the Partnership distributed $1,876,526 of the net  sale  proceeds  to  the Limited and General  Partners  which
represented   a  return  of  capital  of  $260.83   per   Limited
Partnership Unit, respectively.

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

        In the first three months of 1996, the Partnership made distributions at a 6.6% rate which resulted in distributions to the Partners of $118,180. In November, 1996, the Partnership distributed net sale proceeds of $1,818,183 to the Partners as a special distribution, which reduced the Limited Partners' Adjusted Capital Contribution. In the first three months of 1997, the Partnership made distributions at a 6.0% rate on the reduced capital balance, which resulted in distributions to the Partners of $79,166.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

       The continuing rent payments from the properties should be
adequate   to  fund  continuing  distributions  and  meet   other
Partnership obligations on both a short-term and long-term basis.


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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                    Description

           27    Financial Data Schedule  for  period
                 ended March 31, 1997.

        b.   Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 9, 1997           AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



                              By:  /s/ Robert P Johnson
                                       Robert P. Johnson
                                       President
                                       (Principal Executive Officer)


                              By:  /s/ Mark E Larson
                                       Mark E. Larson
                                       Chief Financial Officer
                                       (Principal Accounting Officer)