Form 10QSB
period 1997-06-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1997-08-13
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 1997 and  December 31, 1996

         Statements for the Periods ended June 30, 1997 and 1996:

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

                          BALANCE SHEET

               JUNE 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                      1997            1996

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   340,243      $   283,939

INVESTMENTS IN REAL ESTATE:
  Land                                             1,721,594        1,721,594
  Buildings and Equipment                          2,520,986        2,520,986
  Accumulated Depreciation                        (1,064,549)      (1,010,426)
                                                  -----------      -----------
                                                   3,178,031        3,232,154
  Real Estate Held for Sale                           27,003           27,003
                                                  -----------      -----------
      Net Investments in Real Estate               3,205,034        3,259,157
                                                  -----------      -----------
          Total Assets                           $ 3,545,277      $ 3,543,096
                                                  ===========      ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    35,743      $    16,139
  Distributions Payable                               71,967           71,972
  Security Deposit                                     5,000            5,000
                                                  -----------      -----------
      Total Current Liabilities                      112,710           93,111
                                                  -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (28,827)         (28,653)
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     7,120 Units outstanding                       3,461,394        3,478,638
                                                  -----------      -----------
      Total Partners' Capital                      3,432,567        3,449,985
                                                  -----------      -----------
        Total Liabilities and Partners' Capital  $ 3,545,277      $ 3,543,096
                                                  ===========      ===========



 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                  Three Months Ended      Six Months Ended
                                 6/30/97      6/30/96    6/30/97     6/30/96

INCOME:
   Rent                       $  122,280   $  121,117  $  248,386   $  242,233
   Investment Income               4,360       26,855       8,174       52,485
                               ---------    ---------   ---------    ---------
        Total Income             126,640      147,972     256,560      294,718
                               ---------    ---------   ---------    ---------

EXPENSES:
   Partnership Administration-
     Affiliates                   29,323       27,120      49,343       68,470
   Partnership Administration
     and Property Management -
     Unrelated Parties             7,060        3,916      12,181       22,615
   Depreciation                   27,061       29,051      54,123       60,806
                               ---------    ---------   ---------    ---------
        Total Expenses            63,444       60,087     115,647      151,891
                               ---------    ---------   ---------    ---------

OPERATING INCOME                  63,196       87,885     140,913      142,827

GAIN ON SALE OF REAL ESTATE            0       17,684           0       17,684
                               ---------    ---------   ---------    ---------

NET INCOME                    $   63,196   $  105,569  $  140,913   $  160,511
                               =========    =========   =========    =========

NET INCOME ALLOCATED:
   General Partners           $      632   $    1,056  $    1,409   $    1,605
   Limited Partners               62,564      104,513     139,504      158,906
                               ---------    ---------   ---------    ---------
                              $   63,196   $  105,569  $  140,913   $  160,511
                               =========    =========   =========    =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,120 and 7,221 weighted
  average Units outstanding
  in 1997 and 1996,
  respectively)               $     8.78   $    14.48  $    19.59   $    22.01
                               =========    =========   =========    =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                       1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                   $  140,913      $  160,511

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     54,123          60,806
     Gain on Sale of Real Estate                           0         (17,684)
     Decrease in Receivables                               0           3,240
     Increase in Payable to
     AEI Fund Management, Inc.                        19,604          16,579
                                                    --------       ---------
        Total Adjustments                             73,727          62,941
                                                    ---------  ---------
        Net Cash Provided By
        Operating Activities             214,640    223,452
                                        ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate           0    329,785
                                        ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase   (Decrease)   in  Distributions   Payable      (5)
33,160
   Distributions to Partners            (158,331)  (236,361)
                                        ---------  ---------
        Net Cash Used For
        Financing Activities            (158,336)  (203,201)
                                        ---------  ---------

NET   INCREASE  IN  CASH  AND  CASH  EQUIVALENTS           56,304
350,036

CASH  AND  CASH  EQUIVALENTS,  beginning  of  period      283,939
1,822,519
                                        ---------  ---------

CASH  AND  CASH  EQUIVALENTS, end of  period        $    340,243$
2,172,555
                                         =======    =======





 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                        Limited
                                                      Partnership
                           General   Limited             Units
                           Partners  Partners  Total  Outstanding


BALANCE, December 31, 1995 $(8,507) $5,473,025        $5,464,518
7,221.32

  Distributions             (2,364) (233,997) (236,361)

  Net Income                  1,605   158,906   160,511
                           ----------         -----------
----------                 ----------
BALANCE, June 30, 1996     $(9,266) $5,397,934        $5,388,668
7,221.32
                           ========  ========  ================


BALANCE, December 31, 1996 $(28,653)        $ 3,478,638       $
3,449,985                  7,120.32

  Distributions             (1,583) (156,748) (158,331)

  Net Income                  1,409   139,504   140,913
                           ----------         -----------
----------                 ----------
BALANCE, June 30, 1997     $(28,827)        $ 3,461,394       $
3,432,567                  7,120.32
                           ========  ========  ================







 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1997

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


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)Investments in Real Estate -

     Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. Between March, 1994 and April, 1996, the Partnership received no rent from the property. The total amount of rent not collected in 1996 was $19,464. This amount was not accrued for financial reporting purposes. On April 24, 1996, the Partnership sold the property to an unrelated third party. The Partnership received net sale proceeds of $329,785, which resulted in a net gain of $17,684. At the time of sale, the cost and related accumulated depreciation of the property was $434,623 and $122,522, respectively.

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


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1997 and 1996, the Partnership recognized rental income of $248,386 and $242,233, respectively. During the same periods, the Partnership earned investment income of $8,174 and $52,485, respectively. In 1997, investment income decreased due to a special distribution of net sale proceeds to the Partners in November, 1996.

        Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. Between March, 1994 and April, 1996, the Partnership received no rent from the property. The total amount of rent not collected in 1996 was $19,464. This amount was not accrued for financial reporting purposes. On April 24, 1996, the Partnership sold the property to an unrelated third party.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the six months ended June 30, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $49,343 and $68,470, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,181 and $22,615, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in expenses in 1997, when compared to 1996, is mainly the result of expenses incurred in 1996 related to the office building and the preparation and filing of the proxy statement discussed below.

        As of June 30, 1997, the Partnership's annualized cash distribution rate was 6.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 1997, the Partnership's cash balances increased $56,304 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $223,452 in 1996 to $214,640 in 1997 as a result of a decrease in total income in 1997, which was partially offset by a decrease in expenses in 1997.

        For the six months ended June 30, 1996, net cash provided by investing activities was $329,785, which represented cash generated from the sale of real estate.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        In the first six months of 1996, the Partnership made distributions at a 6.6% rate which resulted in distributions to the Partners of $236,361. In November, 1996, the Partnership distributed net sale proceeds of $1,818,183 to the Partners as a special distribution, which reduced the Limited Partners' Adjusted Capital Contribution. In the first six months of 1997, the Partnership made distributions at a 6.0% rate on the reduced capital balance, which resulted in distributions to the Partners of $158,331.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                                    Description

                       27    Financial Data Schedule  for  period
                       ended June 30, 1997.

      b.   Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 5, 1997        AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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