Form 10QSB
period 1997-09-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1997-11-13
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1997 and  December 31, 1996

          Statements for the Periods ended September 30, 1997 and 1996:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                      1997             1996
CURRENT ASSETS:
  Cash and Cash Equivalents                      $   388,169      $   283,939
  Receivables                                          7,923                0
                                                  -----------      -----------
      Total Current Assets                           396,092          283,939
                                                  -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,721,594        1,721,594
  Buildings and Equipment                          2,520,986        2,520,986
  Accumulated Depreciation                        (1,086,055)      (1,010,426)
                                                  -----------      -----------
                                                   3,156,525        3,232,154
  Real Estate Held for Sale                           27,003           27,003
                                                  -----------      -----------
      Net Investments in Real Estate               3,183,528        3,259,157
                                                  -----------      -----------
          Total Assets                           $ 3,579,620      $ 3,543,096
                                                  ===========      ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    48,844      $    16,139
  Distributions Payable                               78,608           71,972
  Security Deposit                                     5,000            5,000
  Unearned Rent                                        6,000                0
                                                  -----------      -----------
      Total Current Liabilities                      138,452           93,111
                                                  -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (28,741)         (28,653)
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     7,120 Units outstanding                       3,469,909        3,478,638
                                                  -----------      -----------
     Total Partners' Capital                       3,441,168        3,449,985
                                                  -----------      -----------
       Total Liabilities and Partners' Capital   $ 3,579,620      $ 3,543,096
                                                  ===========      ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                   Three Months Ended      Nine Months Ended
                                 9/30/97       9/30/96    9/30/97      9/30/96

INCOME:
   Rent                        $ 130,918     $ 129,974   $ 379,304   $ 372,207
   Investment Income               4,715        28,287      12,889      80,772
                                ---------     ---------   ---------   ---------
        Total Income             135,633       158,261     392,193     452,979
                                ---------     ---------   ---------   ---------

EXPENSES:
   Partnership Administration-
    Affiliates                    24,563        41,485      73,906     109,955
   Partnership Administration and
    Property Management -
    Unrelated Parties             (5,402)        3,464       6,779      26,079
   Depreciation                   21,506        28,511      75,629      89,317
                                ---------     ---------   ---------   ---------
        Total Expenses            40,667        73,460     156,314     225,351
                                ---------     ---------   ---------   ---------

OPERATING INCOME                  94,966        84,801     235,879     227,628

GAIN ON SALE OF REAL ESTATE            0             0           0      17,684
                                ---------     ---------   ---------   ---------

NET INCOME                     $  94,966     $  84,801   $ 235,879   $ 245,312
                                =========     =========   =========   =========

NET INCOME ALLOCATED:
   General Partners            $     950     $     848   $   2,359   $   2,453
   Limited Partners               94,016        83,953     233,520     242,859
                                ---------     ---------   ---------   ---------
                               $  94,966     $  84,801   $ 235,879   $ 245,312
                                =========     =========   =========   =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,120 and 7,221 weighted average
   Units outstanding in 1997 and 1996,
   respectively)               $   13.21     $   11.62   $   32.80   $   33.63
                                =========     =========   =========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   235,879      $   245,312

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      75,629           89,317
     Gain on Sale of Real Estate                            0          (17,684)
     Increase in Receivables                           (7,923)          (4,918)
     Increase in Payable to
        AEI Fund Management, Inc.                      32,705           49,716
     Increase in Unearned Rent                          6,000            8,329
                                                   -----------      -----------
        Total Adjustments                             106,411          124,760
                                                   -----------      -----------
        Net Cash Provided By
        Operating Activities                          342,290          370,072
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                        0          329,785
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    6,636           33,160
   Distributions to Partners                         (244,696)        (354,541)
                                                   -----------      -----------
        Net Cash Used For
        Financing Activities                         (238,060)        (321,381)
                                                   -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             104,230          378,476

CASH AND CASH EQUIVALENTS, beginning of period        283,939        1,822,519
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, end of period          $   388,169      $ 2,200,995
                                                   ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                      Limited
                                                                    Partnership
                                General      Limited                   Units
                                Partners     Partners     Total     Outstanding


BALANCE, December 31, 1995   $  (8,507)   $ 5,473,025  $ 5,464,518    7,221.32

  Distributions                 (3,546)      (350,995)    (354,541)

  Net Income                     2,453        242,859      245,312
                              ---------    -----------  -----------  ----------
BALANCE, September 30, 1996  $  (9,600)   $ 5,364,889  $ 5,355,289    7,221.32
                              =========    ===========  ===========  ==========


BALANCE, December 31, 1996   $ (28,653)   $ 3,478,638  $ 3,449,985    7,120.32

  Distributions                 (2,447)      (242,249)    (244,696)

  Net Income                     2,359        233,520      235,879
                              ---------    -----------  -----------  ----------
BALANCE, September 30, 1997  $ (28,741)   $ 3,469,909  $ 3,441,168    7,120.32
                              =========    ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997

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

     In December, 1996, the Partnership, in order to avoid additional property management expenses, decided to sell the Sizzler property rather than to continue to attempt to re-lease the property. As a result, the property has been reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the property would result in net proceeds of approximately $400,000. The Partnership's share of the proceeds would be approximately $27,000. A charge to operations for real estate impairment of $45,500 was recognized, which is the difference between book value at December31, 1996 of $72,500 and the estimated market value of $27,000. The charge was recorded against the cost of the land, building and equipment. The PartnershipOs investment in this property represents a minor portion of the PartnershipOs portfolio. The loss of rent and the real estate impairment related to this property have not had a material impact on the PartnershipOs Net Cash Flow.


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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1997 and 1996, the Partnership recognized rental income of $379,304 and $372,207, respectively. During the same periods, the Partnership earned investment income of $12,889 and $80,772, respectively. In 1997, investment income decreased due to a special distribution of net sale proceeds to the Partners in November, 1996.

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

        In  December,  1996, the Partnership, in order  to  avoid
additional property management expenses, decided to sell the Sizzler property rather than to continue to attempt to re-lease the property. As a result, the property has been reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the property would result in net proceeds of approximately $400,000. The Partnership's share of the proceeds would be approximately $27,000. A charge to operations for real estate impairment of $45,500 was recognized, which is the difference between book value at December31, 1996 of $72,500 and the estimated market value of $27,000. The charge was recorded against the cost of the land, building and equipment. The PartnershipOs investment in this property represents a minor portion of the PartnershipOs portfolio. The loss of rent and the real estate impairment related to this property have not had a material impact on the PartnershipOs Net Cash Flow.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the nine months ended September 30, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $73,906 and $109,955, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. The decrease in expenses in 1997, when compared to 1996, is due to the reduction in the Partnership's asset base and costs incurred in 1996 related to a proxy statement. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $6,779 and $26,079, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in expenses in 1997, when compared to 1996, is the result of increased reimbursements from the tenant of the Delisi's restaurant property which reduced the Partnership's real estate tax expense.

        As of September 30, 1997, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1997, the Partnership's cash balances increased $104,230 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $370,072 in 1996 to $342,290 in 1997 as a result of a decrease in total income in 1997, which was partially offset by a decrease in expenses in 1997, and net timing differences in the collection of payments from the lessees and the payment of expenses.

        For the nine months ended September 30, 1996, net cash provided by investing activities was $329,785, which represented cash generated from the sale of real estate.

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



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        In the first nine months of 1996, the Partnership made distributions at a 6.6% rate which resulted in distributions to the Partners of $354,541. In November, 1996, the Partnership distributed net sale proceeds of $1,818,183 to the Partners as a special distribution, which reduced the Limited Partners' Adjusted Capital Contribution. In the first nine months of 1997, the Partnership made distributions at an average rate of 6.17% on the reduced capital balance, which resulted in distributions to the Partners of $244,696.

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

        On October 1, 1997, three Limited Partners redeemed a total of 16 Partnership Units for $5,213 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of fifty-six Limited Partners redeemed 379.75 Partnership Units for $272,455. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                         Description

         27    Financial Data Schedule  for  period
               ended September 30, 1997.

      b.   Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 3, 1997      AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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