Form 10KSB
period 1997-12-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1998-03-26
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1997

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

                       Yes   [X]       No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1997 were $528,649.

As of February 28, 1998, there were 7,081.32 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,081,320.


               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                       Yes          No   [X]


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Real Estate Fund 86-A Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Delaware on April2, 1986. The registrant is comprised of AEI Fund Management 86-A, Inc. (AFM) as Managing General Partner, Robert P. Johnson as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $7,500,000 of limited partnership interests (the "Units") (7,500 Units at $1,000 per Unit) pursuant to a registration statement effective February 18, 1986. The Partnership commenced operations on April 2, 1986 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The Partnership's offering terminated July 9, 1986 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

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

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 10 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

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

        In  December,  1996, the Partnership, in order  to  avoid
additional property management expenses, decided to sell the Sizzler property rather than to continue to attempt to re-lease the property. As a result, the property has been reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the property would result in net proceeds of approximately $400,000. The Partnership's share of the proceeds would be approximately $27,000. A charge to operations for real estate impairment of $45,500 was recognized, which is the difference between book value at December 31,1996 of $72,500 and the estimated market value of $27,000. The charge was recorded against the cost of the land, building and equipment. The Partnership's investment in this property represents a minor portion of the Partnership's portfolio. The loss of rent and the real estate impairment related to this property have not had a material impact on the Partnership's Net Cash Flow.

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

        On February 20, 1998, the Partnership sold the am/pm Mini
Market  in Carson City, Nevada to an unrelated third party.   The
Partnership received net sale proceeds of approximately $954,000, which resulted in a net gain of approximately $553,000.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Major Tenants

        During 1997, five of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 93% of the Partnership's total rental revenue in 1997. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1998 and future years. The only exception is the tenant in the am/pm Mini Market will not continue to be a major tenant since the property was sold in February, 1998. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Year 2000

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

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

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings with the exception of the Kearney office building, which was sold in 1996. All the properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1997.

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

DeLisi's Italian                                        DeLisi's
Restaurant and Lounge                               Italian Restaurant
 Brooklyn Park, MN        6/16/87       $ 968,958    and Lounge, Inc.   $  72,000   $  9.93

Auto Max Automotive Center                          Annabelle, Inc.and
 Coon Rapids, MN          7/24/87       $ 795,818    Motorscope, Inc.   $  82,757   $ 11.52

am/pm Mini Market                                        B. Wells
 Carson City, NV          8/21/87       $ 779,896      O'Brien & Co.    $  99,947   $ 40.01

Sizzler Restaurant
 Springboro, OH
 (6.7522%)                8/24/90       $  89,097          (1)

Taco Cabana Restaurant
 Houston, TX
 (61.7638%)               7/31/91       $ 859,159     Taco Cabana, Inc. $ 128,532   $ 77.08


(1)    The property is vacant and listed for sale.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. AEI Real Estate Fund XVIII Limited Partnership owns the remaining interest in the Sizzler restaurant. AEI Net Lease Income & Growth Fund XIX Limited Partnership owns the remaining interest in the Taco Cabana restaurant.

        Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1997, there were 935 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 1997, three Limited Partners redeemed a total of 16 Partnership Units for $5,213 in accordance with the Partnership Agreement. In prior years, a total of fifty-six Limited Partners redeemed 379.75 Partnership Units for $272,455. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.  (Continued)

        Cash distributions of $3,364 and $23,131 were made to the General Partners and $327,748 and $2,229,375 were made to the Limited Partners in 1997 and 1996, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $1,857,761 of proceeds from property sales in 1996. The distributions reduced the Limited
Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1997 and 1996, the Partnership recognized rental income of $510,931 and $494,374, respectively. During the same periods, the Partnership earned investment income of $17,718 and $95,791 respectively. In 1997, rental income increased mainly as a result of additional rent received on one property due to an increase in the tenant's sales for the year. In 1997, investment income decreased due to a special distribution of net sale proceeds to the Partners in November, 1996.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the years ended December 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $100,166 and $134,093, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. The decrease in expenses in 1997, when compared to 1996, is due to the reduction in the Partnership's asset base and costs incurred in 1996 related to a proxy statement. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $(5,249) and $11,863, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1997, when compared to 1996, is the result of increased reimbursements from the tenant of the DeLisi's restaurant property which reduced the Partnership's real estate tax expense.

       As of December 31, 1997, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

Liquidity and Capital Resources

        During 1997, the Partnership's cash balances increased $98,485 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $447,187 in 1996 to $428,194 in 1997 as a result of a decrease in total income in 1997, which was partially offset by a decrease in expenses in 1997, and net timing differences in the collection of payments from the lessees and the payment of expenses.

        Net cash provided by investing activities was $329,785 in 1996, which represented cash generated from the sale of real estate.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During 1996, the Partnership distributed $1,876,526 of the net  sale  proceeds  to the Limited and General  Partners,  which
represented   a  return  of  capital  of  $260.83   per   Limited
Partnership Unit.

        On February 20, 1998, the Partnership sold the am/pm Mini
Market  in Carson City, Nevada to an unrelated third party.   The
Partnership received net sale proceeds of approximately $954,000, which resulted in a net gain of approximately $553,000.

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

        Effective January 1, 1996 and October 1, 1996, the distribution rate was reduced to 6.6% and 6.0%, respectively, which resulted in regular distributions to the Partners of $433,711. In November, 1996, the Partnership distributed net sale proceeds of $1,818,183 to the Partners as a special distribution, which reduced the Limited Partners' Adjusted Capital Contribution. In 1997, the Partnership made distributions at an average rate of 6.22% on the reduced capital balance, which resulted in distributions to the Partners of $331,059.

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

       During 1997, three Limited Partners redeemed a total of 16 Partnership Units for $5,213 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash
Flow from operations. In prior years, a total of fifty-six Limited Partners redeemed 379.75 Partnership Units for $272,455. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1997 and 1996

Statements for the Years Ended December 31, 1997 and 1996:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS


To the Partners:
AEI Real Estate Fund 86-A Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP (a Delaware limited partnership) as of December 31, 1997 and 1996 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 86-A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





Minneapolis,  Minnesota             Boulay, Heutmaker, Zibell & Co. P.L.L.P.
February 4, 1998                    Certified Public Accountants

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                     1997            1996
CURRENT ASSETS:
  Cash and Cash Equivalents                     $   382,424      $   283,939
  Receivables                                         9,996                0
                                                 -----------      -----------
      Total Current Assets                          392,420          283,939
                                                 -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            1,721,594        1,721,594
  Buildings and Equipment                         2,520,986        2,520,986
  Accumulated Depreciation                       (1,103,640)      (1,010,426)
                                                 -----------      -----------
                                                  3,138,940        3,232,154
  Real Estate Held for Sale                          27,003           27,003
                                                 -----------      -----------
      Net Investments in Real Estate              3,165,943        3,259,157
                                                 -----------      -----------
          Total Assets                          $ 3,558,363      $ 3,543,096
                                                 ===========      ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    20,597      $    16,139
  Distributions Payable                              78,588           71,972
  Security Deposit                                    5,000            5,000
                                                 -----------      -----------
      Total Current Liabilities                     104,185           93,111
                                                 -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (28,611)         (28,653)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,104 and 7,120 outstanding in 1997
   and 1996, respectively                         3,482,789        3,478,638
                                                 -----------      -----------
    Total Partners' Capital                       3,454,178        3,449,985
                                                 -----------      -----------
      Total Liabilities and Partners' Capital   $ 3,558,363      $ 3,543,096
                                                 ===========      ===========


 The accompanying notes to financial statements are an integral part of this statement.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                      1997             1996

INCOME:
  Rent                                           $  510,931        $  494,374
  Investment Income                                  17,718            95,791
                                                  ----------        ----------
      Total Income                                  528,649           590,165
                                                  ----------        ----------

EXPENSES:
  Partnership Administration - Affiliates           100,166           134,093
  Partnership Administration and Property
     Management - Unrelated Parties                  (5,249)           11,863
  Depreciation                                       93,214           117,827
  Real Estate Impairment                                  0            45,500
                                                  ----------        ----------
      Total Expenses                                188,131           309,283
                                                  ----------        ----------

OPERATING INCOME                                    340,518           280,882

GAIN ON SALE OF REAL ESTATE                               0            17,684
                                                  ----------        ----------
NET INCOME                                       $  340,518        $  298,566
                                                  ==========        ==========

NET INCOME ALLOCATED:
  General Partners                               $    3,406        $    2,985
  Limited Partners                                  337,112           295,581
                                                  ----------        ----------
                                                 $  340,518        $  298,566
                                                  ==========        ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,116 and 7,196 weighted average Units outstanding
  in 1997 and 1996, respectively)                $    47.37        $    41.08
                                                  ==========        ==========




 The accompanying notes to financial statements are an integral part of this statement.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                        1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $   340,518   $   298,566

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                        93,214       117,827
     Real Estate Impairment                                   0        45,500
     Gain on Sale of Real Estate                              0       (17,684)
     (Increase) Decrease in Receivables                  (9,996)        3,240
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                         4,458          (262)
                                                     -----------   -----------
       Total Adjustments                                 87,676       148,621
                                                     -----------   -----------
       Net Cash Provided By
           Operating Activities                         428,194       447,187
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                           0       329,785
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable            6,616        (2,453)
  Distributions to Partners                            (331,059)   (2,251,894)
  Redemption Payments                                    (5,266)      (61,205)
                                                     -----------   -----------
       Net Cash Used For
         Financing Activities                          (329,709)   (2,315,552)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                  98,485    (1,538,580)

CASH AND CASH EQUIVALENTS, beginning of period          283,939     1,822,519
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   382,424   $   283,939
                                                     ===========   ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1995  $  (8,507)   $ 5,473,025  $ 5,464,518    7,221.32

   Distributions              (22,519)    (2,229,375)  (2,251,894)

  Redemption Payments            (612)       (60,593)     (61,205)    (101.00)

  Net Income                    2,985        295,581      298,566
                             ---------    -----------  -----------  ----------
BALANCE, December 31, 1996    (28,653)     3,478,638    3,449,985    7,120.32

  Distributions                (3,311)      (327,748)    (331,059)

  Redemption Payments             (53)        (5,213)      (5,266)     (16.00)

  Net Income                    3,406        337,112      340,518
                             ---------    -----------  -----------  ----------
BALANCE, December 31, 1997  $ (28,611)   $ 3,482,789  $ 3,454,178    7,104.32
                             =========    ===========  ===========  ==========



 The accompanying notes to financial statements are an integral part of this statement.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 and 1996

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

                   DECEMBER 31, 1997 AND 1996

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

(2)  Summary of Significant Accounting Policies -

     Newly Issued Accounting Standards

       In June, 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" was approved for issuance for fiscal years beginning after December 15, 1997. The Partnership adopted this Statement in the fourth quarter of 1997. The effect of this Statement has been determined that net income/loss for financial statements and comprehensive income/loss is primarily the same in all material respects.

     Financial Statement Presentation

       The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

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

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

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

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain cost of living increases, the increases are recognized in the year in which they are effective.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

(3)  Related Party Transactions -

     The Partnership owns a 6.7522% interest in the Sizzler restaurant. The remaining interest in this property is owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership. The Partnership owns a
     61.7638% interest in the Taco Cabana restaurant. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

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


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:


                                        Total Incurred by the Partnership
                                         for the Years Ended December 3l

                                                      1997           1996

a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                      $ 100,166       $ 134,093
                                                  =========       =========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties. These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and other
  property costs.  In addition, $19,004 of
  real estate taxes was reimbursed in 1997.     $  (5,249)      $  11,863
                                                 =========       =========

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years except for the Taco Cabana and Auto Max properties which are 15 years and the DeLisi's property which is 10 years. The Leases have renewal options which may extend the lease term an additional 10 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the Lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

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

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  1997  are   as
     follows:
                                          Buildings and           Accumulated
Property                      Land          Equipment     Total   Depreciation

Auto Max, Bloomington, MN   $   361,269   $   477,480  $   838,749  $   190,077
DeLisi's, Brooklyn Park, MN     317,355       651,603      968,958      301,513
Auto Max, Coon Rapids, MN       382,263       413,555      795,818      163,027
am/pm Mini Market,
  Carson City, NV               135,760       644,136      779,896      377,539
Taco  Cabana,  Houston, TX      524,947       334,212      859,159       71,484
                             -----------   -----------  -----------  ----------
                            $ 1,721,594   $ 2,520,986  $ 4,242,580  $ 1,103,640
                             ===========   ===========  ===========  ==========

     Effective May 1, 1992, the Partnership replaced the original tenant in the office building in Kearney, Nebraska, with a new tenant who, in March, 1993, filed for reorganization. The Partnership obtained possession of the property and listed the property for sale or lease. Since March, 1994, the Partnership received no rent from the property. The total amount of rent not collected in 1996 was $19,464.
     This amount was not accrued for financial reporting purposes. On April 24, 1996, the Partnership sold the property to an unrelated third party. The Partnership received net sale proceeds of $329,785, which resulted in a net gain of $17,684. At the time of sale, the cost and related accumulated depreciation of the property was $434,623 and $122,522, respectively.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

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

     During 1996, the Partnership distributed $1,876,526 of the net sale proceeds to the Limited and General Partners, which represented a return of capital of $260.83 per Limited
     Partnership Unit.

     On February 20, 1998, the Partnership sold the am/pm Mini Market in Carson City, Nevada to an unrelated third party. The Partnership received net sale proceeds of approximately $954,000, which resulted in a net gain of approximately $553,000.

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

     In December, 1996, the Partnership, in order to avoid additional property management expenses, decided to sell the Sizzler property rather than to continue to attempt to re-lease the property. As a result, the property has been reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the property would result in net proceeds of approximately $400,000. The Partnership's share of the proceeds would be approximately $27,000. A charge to operations for real estate impairment of $45,500 was recognized, which is the difference between book value at December 31,1996 of $72,500 and the estimated market value of $27,000. The charge was recorded against the cost of the land, building and equipment. The Partnership's investment in this property represents a minor portion of the Partnership's portfolio. The loss of rent and the real estate impairment related to this property have not had a material impact on the Partnership's Net Cash Flow.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1997 are as follows:

                       1998          $   494,099
                       1999              494,804
                       2000              495,522
                       2001              496,255
                       2002              399,420
                       Thereafter      1,402,192
                                      -----------
                                     $ 3,782,292
                                      ===========

     In 1997 and 1996, the Partnership recognized contingent rents of $20,022 and $8,158, respectively.

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

                   DECEMBER 31, 1997 AND 1996

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

     Tenants who individually generate
     10% or more of total rent revenue:

                                                    1997           1996

      Tenants                Industry

     Taco Cabana, Inc.       Restaurant          $ 126,031      $ 121,794
     Thomas  Graffunder      Automotive Service    110,400        110,400
     B. Wells O'Brien & Co.  Convenience Store     107,813        108,105
     DeLisi's Italian Restaurant
        and Lounge, Inc.     Restaurant             72,000         72,000
     Annabelle, Inc.         Automotive Service     60,156            N/A
                                                  ---------      ---------

      Aggregate rent revenue of major tenants    $ 476,400      $ 412,299
                                                  =========      =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 93%           83%
                                                  =========      =========

(7)  Partners' Capital -

     Cash distributions of $3,364 and $23,131 were made to the General Partners and $327,748 and $2,229,375 were made to the Limited Partners for the years ended December 31, 1997 and 1996, respectively. The Limited Partners' distributions represent $46.06 and $309.81 per Limited Partnership Unit outstanding using 7,116 and 7,196 weighted average Units in 1997 and 1996, respectively. The distributions represent $46.06 and $32.57 per Unit of Net Income and $-0- and $277.24 per Unit of return of contributed capital in 1997 and 1996, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $1,857,761 of proceeds from property sales in 1996. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1997 and 1996 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(7)  Partners' Capital - (Continued)

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

     During 1997, three Limited Partners redeemed a total of 16 Partnership Units for $5,213 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1996, ten Limited Partners redeemed a total of 101 Partnership Units for $60,593. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $741.29 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                 1997          1996

     Net Income For Financial
      Reporting Purposes                     $  340,518      $  298,566

     Depreciation for Tax Purposes
      Under Depreciation For Financial
      Reporting Purposes                         21,106          40,751

     Property Expenses For Tax Purposes (Over)
      Under Expenses For Financial Reporting
      Purposes                                  (19,722)         15,295

     Gain on Sale of Real Estate For Tax Purposes
      Over Gain For Financial Reporting
      Purposes                                        0          33,424

                                              -----------     -----------
           Taxable Income to Partners        $  341,902      $  388,036
                                              ===========     ===========



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(8)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported
     for   federal  income  tax  purposes  for  the  years  ended
     December 31:

                                                  1997          1996

     Partners' Capital For
      Financial Reporting Purposes            $ 3,454,178    $ 3,449,985

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                          180,773        159,667

     Capitalized Start-Up Costs
      Under Section 195                           273,183        273,183

     Amortization of Start-Up and
      Organization Costs                         (280,829)      (280,829)

     Property Expenses For Tax Purposes
      Under Expenses For Financial Reporting
      Purposes                                     52,713         72,435

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes          1,093,184      1,093,184
                                               -----------    -----------
           Partners' Capital For
              Tax Reporting Purposes          $ 4,773,202    $ 4,767,625
                                               ===========    ===========


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                    1997                   1996

                                Carrying     Fair      Carrying      Fair
                                 Amount      Value      Amount       Value

     Cash                     $     132   $     132   $     506   $     506
     Money Market Funds         382,292     382,292     283,433     283,433
                               ---------   ---------   ---------   ---------
          Total Cash and
            Cash Equivalents  $ 382,424   $ 382,424   $ 283,939   $ 283,939
                               =========   =========   =========   =========

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

        Robert P. Johnson, age 53, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in December, 1985, and has been elected to continue in these positions until March, 1999. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in sixteen other limited partnerships.

        Mark E. Larson, age 45, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until March, 1999. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until March, 1999. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1998:

     Name and Address                             Number of     Percent
   of Beneficial Owner                            Units Held    of Class

   AEI Fund Management 86-A, Inc.                     23           *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                                   0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                      0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   * Less than 1%

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

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

ITEM  13.   EXHIBITS  AND REPORTS ON FORM  8-K  AND  FORM  8-K/A.
(Continued)

            A.   Exhibits -
                                  Description

                 10.2  Assignment of Purchaser's
                       interest   in  Purchase  Agreement   dated
                       April  23,  1996  between Mark  H.  Meyer,
                       David  L.  Meyer and Sports  West,  L.L.C.
                       relating  to  the property  at  2501  30th
                       Avenue, Kearney, Nebraska (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Commission on May6, 1996).

                 10.3  Purchase Agreement  dated
                       December 17, 1997 between the Partnership and Atlantic Richfield Company relating to the property at 4190 South Carson Street, Carson City, Nevada (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on March 4,
                       1998).

                 27    Financial  Data  Schedule
                       for year ended December 31, 1997.

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

                             AEI REAL ESTATE FUND 86-A
                             Limited Partnership
                             By: AEI Fund Management 86-A, Inc.
                                Its Managing General Partner


March 9, 1998                By: /s/ Robert P. Johnson
                                     Robert P. Johnson, President and Director
                                     (Principal Executive Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                            Title                           Date


/s/ Robert P. Johnson    President (Principal Executive Officer) March 9, 1998
Robert P. Johnson        and Sole Director of Managing General
                         Partner

/s/ Mark E. Larson       Executive Vice President, Treasurer     March 9, 1998
Mark E. Larson           and Chief Financial Officer
                         (Principal Accounting Officer)