Form 10QSB
period 1998-03-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1998-05-14
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1998

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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of March 31, 1998 and December 31, 1997

          Statements for the Periods ended March 31, 1998 and 1997:

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

                          BALANCE SHEET

              MARCH 31, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                        1998          1997

CURRENT ASSETS:
  Cash and Cash Equivalents                         $ 1,370,285   $   382,424
  Receivables                                                 0         9,996
                                                     -----------   -----------
      Total Current Assets                            1,370,285       392,420
                                                     -----------   -----------

INVESTMENTS IN REAL ESTATE:
  Land                                                1,585,834     1,721,594
  Buildings and Equipment                             1,876,850     2,520,986
  Accumulated Depreciation                             (740,289)   (1,103,640)
                                                     -----------   -----------
                                                      2,722,395     3,138,940
  Real Estate Held for Sale                              27,003        27,003
                                                     -----------   -----------
      Net Investments in Real Estate                  2,749,398     3,165,943
                                                     -----------   -----------
          Total Assets                              $ 4,119,683   $ 3,558,363
                                                     ===========   ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $    40,175   $    20,597
  Distributions Payable                                  78,588        78,588
  Security Deposit                                        5,000         5,000
                                                     -----------   -----------
      Total Current Liabilities                         123,763       104,185
                                                     -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      (23,194)      (28,611)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,104 Units outstanding                            4,019,114     3,482,789
                                                     -----------   -----------
      Total Partners' Capital                         3,995,920     3,454,178
                                                     -----------   -----------
        Total Liabilities and Partners' Capital     $ 4,119,683   $ 3,558,363
                                                     ===========   ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                         1998         1997

INCOME:
   Rent                                             $   113,989   $   126,106
   Investment Income                                     10,890         3,814
                                                     -----------   -----------
        Total Income                                    124,879       129,920
                                                     -----------   -----------

EXPENSES:
   Partnership Administration - Affiliates               29,526        20,020
   Partnership Administration and Property
      Management - Unrelated Parties                      6,104         5,121
      Depreciation                                       15,886        27,062
                                                     -----------   -----------
        Total Expenses                                   51,516        52,203
                                                     -----------   -----------

OPERATING INCOME                                         73,363        77,717

GAIN ON SALE OF REAL ESTATE                             554,742             0
                                                     -----------   -----------

NET INCOME                                          $   628,105   $    77,717
                                                     ===========   ===========

NET INCOME ALLOCATED:
   General Partners                                 $     6,281   $       777
   Limited Partners                                     621,824        76,940
                                                     -----------   -----------
                                                    $   628,105   $    77,717
                                                     ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (7,104 and 7,120 weighted average Units
 outstanding in 1998 and 1997, respectively)        $     87.53   $     10.81
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                        1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   628,105   $    77,717

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        15,886        27,062
     Gain on Sale of Real Estate                       (554,742)            0
     Decrease in Receivables                              9,996             0
     Increase in Payable to
        AEI Fund Management, Inc.                        19,578        32,943
                                                     -----------   -----------
        Total Adjustments                              (509,282)       60,005
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            118,823       137,722
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                    955,401             0
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                          0            (5)
   Distributions to Partners                            (86,363)      (79,166)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                            (86,363)      (79,171)
                                                     -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               987,861        58,551

CASH AND CASH EQUIVALENTS, beginning of period          382,424       283,939
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 1,370,285   $   342,490
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                      Limited
                                                                    Partnership
                              General       Limited                    Units
                              Partners      Partners      Total     Outstanding


BALANCE, December 31, 1996  $ (28,653)   $ 3,478,638   $ 3,449,985    7,120.32

  Distributions                  (792)       (78,374)      (79,166)

  Net Income                      777         76,940        77,717
                             ---------    -----------   -----------  ----------
BALANCE, March 31, 1997     $ (28,668)   $ 3,477,204   $ 3,448,536    7,120.32
                             =========    ===========   ===========  ==========


BALANCE, December 31, 1997  $ (28,611)   $ 3,482,789   $ 3,454,178    7,104.32

  Distributions                  (864)       (85,499)      (86,363)

  Net Income                    6,281        621,824       628,105
                             ---------    -----------   -----------  ----------
BALANCE, March 31, 1998     $ (23,194)   $ 4,019,114   $ 3,995,920    7,104.32
                             =========    ===========   ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1998

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


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     On February 20, 1998, the Partnership sold the am/pm Mini Market in Carson City, Nevada to an unrelated third party. The Partnership received net sale proceeds of $955,401, which resulted in a net gain of $554,742. At the time of sale, the cost and related accumulated depreciation of the property was $779,896 and $379,237, respectively.

     In April, 1997, the Partnership distributed $1,141,414 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $159.06 per Limited
     Partnership Unit.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1998 and 1997, the Partnership recognized rental income of $113,989 and $126,106, respectively. During the same periods, the Partnership earned investment income of $10,890 and $3,814, respectively. In 1998, rental income decreased mainly as a result of the sale of the am/pm property discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sale.

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

       During the three months ended March 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $29,526 and $20,020, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $6,104 and $5,121, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 1998, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


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

Liquidity and Capital Resources

        During the three months ended March 31, 1998, the Partnership's cash balances increased $987,861 mainly as a result of the sale of the am/pm property discussed below. Net cash provided by operating activities decreased from $137,722 in 1997 to $118,823 in 1998 as a result of a decrease in income and an increase in expenses in 1997.

        Net cash provided by investing activities was $955,401 in 1998, which represented cash generated from the sale of real estate.

        On February 20, 1998, the Partnership sold the am/pm Mini Market in Carson City, Nevada to an unrelated third party. The Partnership received net sale proceeds of $955,401, which resulted in a net gain of $554,742. At the time of sale, the cost and related accumulated depreciation of the property was $779,896 and $379,237, respectively.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective July 1, 1997, the Partnership's distribution rate was increased from 6.0% to 6.5%. As a result, distributions during the first three months of 1998 were higher when compared to the same period in 1997.

        In April, 1997, the Partnership distributed $1,141,414 of
net  sale  proceeds  to the Limited and General  Partners,  which
represented   a  return  of  capital  of  $159.06   per   Limited
Partnership Unit.

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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                          Description

           27    Financial Data Schedule  for  period
                 ended March 31, 1998.

        b. Reports filed on Form 8-K  -
           During the quarter ended March  31,
           1998, the Partnership filed a  Form
           8-K  dated March 4, 1998, reporting
           the  disposition of the am/pm  Mini
           Market in Carson City, Nevada.



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 1998          AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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