Form 10QSB
period 1998-06-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1998-08-10
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1998

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

                          (651) 227-7333
                   (Issuer's telephone number)


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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of June 30, 1998 and  December 31, 1997

          Statements for the Periods ended June 30, 1998 and 1997:

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

                          BALANCE SHEET

               JUNE 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                      1998            1997
CURRENT ASSETS:
  Cash and Cash Equivalents                      $   195,768      $   382,424
  Receivables                                              0            9,996
                                                  -----------      -----------
      Total Current Assets                           195,768          392,420
                                                  -----------      -----------

INVESTMENTS IN REAL ESTATE:
  Land                                              1,585,834       1,721,594
  Buildings and Equipment                           1,876,850       2,520,986
  Accumulated Depreciation                           (754,478)     (1,103,640)
                                                   -----------     -----------
                                                    2,708,206       3,138,940
  Real Estate Held for Sale                            27,003          27,003
                                                   -----------     -----------
      Net Investments in Real Estate                2,735,209       3,165,943
                                                   -----------     -----------
          Total Assets                            $ 2,930,977     $ 3,558,363
                                                   ===========     ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    23,159     $    20,597
  Distributions Payable                                62,296          78,588
  Security Deposit                                      5,000           5,000
                                                   -----------     -----------
      Total Current Liabilities                        90,455         104,185
                                                   -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (34,748)        (28,611)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,104 Units outstanding                          2,875,270       3,482,789
                                                   -----------     -----------
     Total Partners' Capital                        2,840,522       3,454,178
                                                   -----------     -----------
       Total Liabilities and Partners' Capital    $ 2,930,977     $ 3,558,363
                                                   ===========     ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                 Three Months Ended       Six Months Ended
                               6/30/98       6/30/97     6/30/98      6/30/97

INCOME:
   Rent                       $   98,538   $  122,280  $  212,527   $  248,386
   Investment Income               5,143        4,360      16,033        8,174
                               ----------   ----------  ----------   ----------
        Total Income             103,681      126,640     228,560      256,560
                               ----------   ----------  ----------   ----------

EXPENSES:
   Partnership Administration-
    Affiliates                    29,219       29,323      58,745       49,343
   Partnership Administration
    and Property Management -
    Unrelated Parties              6,077        7,060      12,181       12,181
   Depreciation                   14,189       27,061      30,075       54,123
                               ----------   ----------  ----------   ----------
        Total Expenses            49,485       63,444     101,001      115,647
                               ----------   ----------  ----------   ----------

OPERATING INCOME                  54,196       63,196     127,559      140,913

GAIN ON SALE OF REAL ESTATE            0            0     554,742            0
                               ----------   ----------  ----------   ----------
NET INCOME                    $   54,196   $   63,196  $  682,301   $  140,913
                               ==========   ==========  ==========   ==========

NET INCOME ALLOCATED:
   General Partners           $      542   $      632  $    6,823   $    1,409
   Limited Partners               53,654       62,564     675,478      139,504
                               ----------   ----------  ----------   ----------
                              $   54,196   $   63,196  $  682,301   $  140,913
                               ==========   ==========  ==========   ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,104 and 7,120 weighted average
 Units outstanding in 1998 and 1997,
 respectively)                $     7.55   $     8.78  $    95.08   $    19.59
                               ==========   ==========  ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                     1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                   $   682,301     $   140,913

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     30,075          54,123
     Gain on Sale of Real Estate                    (554,742)              0
     Decrease in Receivables                           9,996               0
     Increase in Payable to
        AEI Fund Management, Inc.                      2,562          19,604
                                                  -----------     -----------
        Total Adjustments                           (512,109)         73,727
                                                  -----------     -----------
        Net Cash Provided By
        Operating Activities                         170,192         214,640
                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                 955,401               0
                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (16,292)             (5)
   Distributions to Partners                      (1,295,957)       (158,331)
                                                  -----------     -----------
        Net Cash Used For
          Financing Activities                    (1,312,249)       (158,336)
                                                  -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             (186,656)         56,304

CASH AND CASH EQUIVALENTS, beginning of period       382,424         283,939
                                                  -----------     -----------
CASH AND CASH EQUIVALENTS, end of period         $   195,768     $   340,243
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996   $ (28,653)  $ 3,478,638  $ 3,449,985    7,120.32

  Distributions                 (1,583)     (156,748)    (158,331)

  Net Income                     1,409       139,504      140,913
                              ---------   -----------  -----------  ----------
BALANCE, June 30, 1997       $ (28,827)  $ 3,461,394  $ 3,432,567    7,120.32
                              =========   ===========  ===========  ==========


BALANCE, December 31, 1997   $ (28,611)  $ 3,482,789  $ 3,454,178    7,104.32

  Distributions                (12,960)   (1,282,997)  (1,295,957)

  Net Income                     6,823       675,478      682,301
                              ---------   -----------  -----------  ----------
BALANCE, June 30, 1998       $ (34,748)  $ 2,875,270  $ 2,840,522    7,104.32
                              =========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1998

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

     In April, 1998, the Partnership distributed $1,141,414 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $159.06 per Limited
     Partnership Unit.

     The Partnership owns a 6.7522% interest in a Sizzler restaurant in Springboro, Ohio. In November, 1993, after reviewing the Sizzler's operating results, the Partnership determined that the lessee would be unable to operate the restaurants in a manner capable of maximizing the restaurant's sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of this restaurant while the Partnership reviewed the available options. In June, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property was vacant, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

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

     On July 21, 1998, the Partnership sold the Sizzler property to an unrelated third party. The Partnership received net sale proceeds of approximately $25,000, which resulted in a net loss on the sale of approximately $2,000.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1998 and 1997, the Partnership recognized rental income of $212,527 and $248,386, respectively. During the same periods, the Partnership earned investment income of $16,033 and $8,174, respectively. In 1998, rental income decreased mainly as a result of the sale of the am/pm property discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sale.

        The Partnership owns a 6.7522% interest in a Sizzler restaurant in Springboro, Ohio. In November, 1993, after reviewing the Sizzler's operating results, the Partnership determined that the lessee would be unable to operate the restaurants in a manner capable of maximizing the restaurant's sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of this restaurant while the Partnership reviewed the available options. In June, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property was vacant, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

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

        On July 21, 1998, the Partnership sold the Sizzler property to an unrelated third party. The Partnership received net sale proceeds of approximately $25,000, which resulted in a net loss on the sale of approximately $2,000.

        During the six months ended June 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $58,745 and $49,343, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,181 and $12,181, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 1998, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


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

Liquidity and Capital Resources

         During the six months ended June 30, 1998, the Partnership's cash balances decreased $186,656 as the Partnership distributed more cash to the Partners than it generated for operating and investing activities. Net cash provided by operating activities decreased from $214,640 in 1997 to $170,192 in 1998 mainly as a result of a decrease in income and an increase in expenses in 1998.

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

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective July 1, 1997, the Partnership's distribution rate was increased from 6.0% to 6.5%. In April, 1998, the Partnership distributed $1,141,414 of net sale proceeds to the Limited and General Partners as a special distribution, which represented a return of capital of $159.06 per Limited Partnership Unit. As a result, distributions during the first six months of 1998 were higher when compared to the same period in 1997.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                        Description

         27    Financial Data Schedule  for  period
               ended June 30, 1998.

      b. Reports filed on Form 8-K  -   None.


                           SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 31, 1998         AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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