Form 10QSB
period 1998-09-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1998-11-10
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1998

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1998 and December 31, 1997

         Statements for the Periods ended September 30, 1998 and 1997:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                    1998           1997
CURRENT ASSETS:
  Cash and Cash Equivalents                    $   242,240    $   382,424
  Receivables                                        3,823          9,996
                                                -----------    -----------
      Total Current Assets                         246,063        392,420
                                                -----------    -----------

INVESTMENTS IN REAL ESTATE:
  Land                                           1,585,834      1,721,594
  Buildings and Equipment                        1,876,850      2,520,986
  Accumulated Depreciation                        (768,667)    (1,103,640)
                                                -----------    -----------
                                                 2,694,017      3,138,940
  Real Estate Held for Sale                              0         27,003
                                                -----------    -----------
      Net Investments in Real Estate             2,694,017      3,165,943
                                                -----------    -----------
          Total Assets                         $ 2,940,080    $ 3,558,363
                                                ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    41,412    $    20,597
  Distributions Payable                             62,297         78,588
  Security Deposit                                   5,000          5,000
                                                -----------    -----------
      Total Current Liabilities                    108,709        104,185
                                                -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (34,839)       (28,611)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,104 Units outstanding                       2,866,210      3,482,789
                                                -----------    -----------
    Total Partners' Capital                      2,831,371      3,454,178
                                                -----------    -----------
      Total Liabilities and Partners' Capital  $ 2,940,080    $ 3,558,363
                                                ===========    ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended         Nine Months Ended
                               9/30/98      9/30/97       9/30/98     9/30/97

INCOME:
   Rent                       $ 103,214   $ 130,918      $ 315,741   $ 379,304
   Investment Income              2,894       4,715         18,927      12,889
                               ---------   ---------      ---------   ---------
        Total Income            106,108     135,633        334,668     392,193
                               ---------   ---------      ---------   ---------

EXPENSES:
   Partnership Administration-
    Affiliates                   22,677      24,563         81,422      73,906
   Partnership Administration
    and Property Management -
    Unrelated Parties             8,594      (5,402)        20,775       6,779
   Depreciation                  14,189      21,506         44,264      75,629
                               ---------   ---------      ---------   ---------
        Total Expenses           45,460      40,667        146,461     156,314
                               ---------   ---------      ---------   ---------

OPERATING INCOME                 60,648      94,966        188,207     235,879

GAIN (LOSS) ON SALE
  OF REAL ESTATE                 (1,618)          0        553,124           0
                               ---------   ---------      ---------   ---------
NET INCOME                    $  59,030   $  94,966      $ 741,331   $ 235,879
                               =========   =========      =========   =========

NET INCOME ALLOCATED:
   General Partners           $     590   $     950      $   7,413   $   2,359
   Limited Partners              58,440      94,016        733,918     233,520
                               ---------   ---------      ---------   ---------
                              $  59,030   $  94,966      $ 741,331   $ 235,879
                               =========   =========      =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,104 and 7,120 weighted average
  Units outstanding in 1998 and 1997,
  respectively)               $    8.23   $   13.21      $  103.31   $   32.80
                               =========   =========      =========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   741,331    $   235,879

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       44,264         75,629
     Gain on Sale of Real Estate                      (553,124)             0
     (Increase) Decrease in Receivables                  6,173         (7,923)
     Increase in Payable to
        AEI Fund Management, Inc.                       20,815         32,705
     Increase in Unearned Rent                               0          6,000
                                                    -----------    -----------
        Total Adjustments                             (481,872)       106,411
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           259,459        342,290
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                   980,786              0
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Distributions Payable       (16,291)         6,636
    Distributions to Partners                       (1,364,138)      (244,696)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                        (1,380,429)      (238,060)
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (140,184)       104,230

CASH AND CASH EQUIVALENTS, beginning of period         382,424        283,939
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $   242,240    $   388,169
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                               General     Limited                   Units
                               Partners    Partners     Total     Outstanding


BALANCE, December 31, 1996    $ (28,653)  $ 3,478,638  $ 3,449,985    7,120.32

  Distributions                  (2,447)     (242,249)    (244,696)

  Net Income                      2,359       233,520      235,879
                               ---------   -----------  -----------  ----------
BALANCE, September 30, 1997   $ (28,741)  $ 3,469,909  $ 3,441,168    7,120.32
                               =========   ===========  ===========  ==========


BALANCE, December 31, 1997    $ (28,611)  $ 3,482,789  $ 3,454,178    7,104.32

  Distributions                 (13,641)   (1,350,497)  (1,364,138)

  Net Income                      7,413       733,918      741,331
                               ---------   -----------  -----------  ----------
BALANCE, September 30, 1998   $ (34,839)  $ 2,866,210  $ 2,831,371    7,104.32
                               =========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1998

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

     The Partnership owned a 6.7522% interest in a Sizzler restaurant in Springboro, Ohio. In November, 1993, after reviewing the Sizzler's operating results, the Partnership determined that the lessee would be unable to operate the restaurants in a manner capable of maximizing the restaurant's sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of this restaurant while the Partnership reviewed the available options. In June, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property was vacant, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

     In December, 1996, the Partnership, in order to avoid additional property management expenses, decided to sell the Sizzler property rather than to continue to attempt to re-lease the property. As a result, the property was reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the property would result in net proceeds of approximately $400,000. The Partnership's share of the proceeds would be approximately $27,000. A charge to operations for real estate impairment of $45,500 was recognized, which is the difference between book value at DecemberE31, 1996 of $72,500 and the estimated market value of $27,000. The charge was recorded against the cost of the land, building and equipment. The Partnership's investment in this property represented a minor portion of the Partnership's portfolio. The loss of rent and the real estate impairment related to this property have not had a material impact on the Partnership's Net Cash Flow.

     On July 21, 1998, the Partnership sold the Sizzler property to an unrelated third party. The Partnership received net sale proceeds of $25,385, which resulted in a net loss of $1,618. At the time of sale, the cost and related accumulated depreciation of the property was $43,597 and $16,594, respectively.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1998 and 1997, the Partnership recognized rental income of $315,741 and $379,304, respectively. During the same periods, the Partnership earned investment income of $18,927 and $12,889, respectively. In 1998, rental income decreased mainly as a result of the sale of the am/pm property discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sale.

        The Partnership owned a 6.7522% interest in a Sizzler restaurant in Springboro, Ohio. In November, 1993, after reviewing the Sizzler's operating results, the Partnership determined that the lessee would be unable to operate the restaurants in a manner capable of maximizing the restaurant's sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of this restaurant while the Partnership reviewed the available options. In June, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property was vacant, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

        In  December,  1996, the Partnership, in order  to  avoid
additional property management expenses, decided to sell the Sizzler property rather than to continue to attempt to re-lease the property. As a result, the property was reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the property would result in net proceeds of approximately $400,000. The Partnership's share of the proceeds would be approximately $27,000. A charge to operations for real estate impairment of $45,500 was recognized, which is the difference between book value at DecemberE31, 1996 of $72,500 and the estimated market value of $27,000. The charge was recorded against the cost of the land, building and equipment. The Partnership's investment in this property represented a minor portion of the Partnership's portfolio. The loss of rent and the real estate impairment related to this property have not had a material impact on the Partnership's Net Cash Flow.

        During the nine months ended September 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $81,422 and $73,906, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $20,775 and $6,779, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1997, when compared to 1998, was the result of increased reimbursements from the tenant of the Delisi's restaurant property which reduced the Partnership's real estate tax expense.

        As of September 30, 1998, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1998, the Partnership's cash balances decreased $140,184 as the Partnership distributed more cash to the Partners than it generated for operating and investing activities. Net cash provided by operating activities decreased from $342,290 in 1997 to $259,459 in 1998 mainly as a result of a decrease in income and an increase in expenses in 1998.

        Net cash provided by investing activities was $980,786 in 1998, which represented cash generated from the sale of real estate.

        On February 20, 1998, the Partnership sold the am/pm Mini Market in Carson City, Nevada to an unrelated third party. The Partnership received net sale proceeds of $955,401, which resulted in a net gain of $554,742. At the time of sale, the cost and related accumulated depreciation of the property was $779,896 and $379,237, respectively.

        On July 21, 1998, the Partnership sold the Sizzler property to an unrelated third party. The Partnership received net sale proceeds of $25,385, which resulted in a net loss of $1,618. At the time of sale, the cost and related accumulated depreciation of the property was $43,597 and $16,594, respectively.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective July 1, 1997, the Partnership's distribution rate was increased from 6.0% to 6.5%. In April, 1998, the Partnership distributed $1,141,414 of net sale proceeds to the Limited and General Partners as a special distribution, which represented a return of capital of $159.06 per Limited Partnership Unit. As a result, distributions during the first nine months of 1998 were higher when compared to the same period in 1997.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       On October 1, 1998, three Limited Partners redeemed a total of 64 Partnership Units for $9,664 in accordance with the Partnership Agreement. The Partnership acquired these units using Net Cash Flow from operations. In prior years, a total of fifty-nine Limited Partners redeemed 395.75 Partnership Units for $277,667. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                           Description

           27    Financial Data Schedule  for  period
                 ended September 30, 1998.

        b. Reports filed on Form 8-K -   None.



                           SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 9, 1998      AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner


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