Form 10KSB
period 1998-12-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1999-03-30
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1998

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

                         Yes   [X]       No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1998 were $446,759.

As of February 28, 1999, there were 7,017.32 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,017,320.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

       On April 24, 1996, the Partnership sold an office building in Kearney, Nebraska to an unrelated third party. The Partnership received net sale proceeds of $329,785, which resulted in a net gain of $17,684. At the time of sale, the cost and related accumulated depreciation of the property was $434,623 and $122,522, respectively.

        On February 20, 1998, the Partnership sold the am/pm Mini Market in Carson City, Nevada to an unrelated third party. The Partnership received net sale proceeds of $955,401, which resulted in a net gain of $554,742. At the time of sale, the cost and related accumulated depreciation of the property was $779,896 and $379,237, respectively.

        The Partnership owned a 6.7522% interest in a Sizzler restaurant in Springboro, Ohio. On July 21, 1998, the Partnership sold the property to an unrelated third party. The Partnership received net sale proceeds of $25,385, which resulted in a net loss of $1,618. At the time of sale, the cost and related accumulated depreciation of the property was $43,597 and $16,594, respectively.

Major Tenants

        During 1998, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 88% of the Partnership's total rental revenue in 1998. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1999 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

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

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. All the properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1998.

                                        Total Property                 Annual      Annual
                           Purchase       Acquisition                  Lease        Rent
Property                     Date            Costs        Lessee       Payment    Per Sq. Ft.

Auto Max Automotive Center                              Thomas
  Bloomington, MN            6/3/87    $ 838,749      Graffunder        $ 110,400    $ 14.84

DeLisi's Italian                                         DeLisi's
Restaurant and Lounge                               Italian Restaurant
  Brooklyn Park, MN         6/16/87    $ 968,958     and Lounge, Inc.   $  72,000    $  9.93

Auto Max                                                  K & S
Automotive Center                                   Mufflers, Inc. and
  Coon Rapids, MN           7/24/87    $ 795,818     Motorscope, Inc.   $  83,452    $ 11.61

Taco Cabana Restaurant
  Houston, TX                                              Texas
  (61.7638%)                7/31/91    $ 859,159     Taco Cabana, L.P.  $ 131,809    $ 57.38


         AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, owns the remaining interest in the Taco Cabana restaurant. Each Partnership owns a separate, undivided interest in the property. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the property, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The initial Lease terms are for 15 years except for the DeLisi's property which is 10 years. The Leases have renewal options which may extend the lease term an additional 10 years.

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

        During  the  last  five years, all  properties  were  100
percent occupied by the lessees noted.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
         RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1998, there were 935 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 1998, three Limited Partners redeemed a total of 64 Partnership Units for $9,664 in accordance with the Partnership Agreement. In prior years, a total of fifty-nine Limited Partners redeemed 395.75 Partnership Units for $277,668. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $14,421 and $3,364 were made to the General Partners and $1,417,998 and $327,748 were made to the Limited Partners in 1998 and 1997, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $1,130,000 of proceeds from property sales in 1998. The distributions reduced the Limited
Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1998 and 1997, the Partnership recognized rental income of $425,510 and $510,931, respectively. During the same periods, the Partnership earned investment income of $21,249 and $17,718, respectively. In 1998, rental income decreased mainly as a result of the sale of the am/pm property discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sale.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the years ended December 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $108,368 and $100,166, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $19,769 and $(5,249), respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1997, when compared to 1998, was the result of increased reimbursements from the tenant of the DeLisi's restaurant property which reduced the Partnership's real estate tax expense.

       As of December 31, 1998, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

Liquidity and Capital Resources

        During 1998, the Partnership's cash balances decreased $164,112 as the Partnership distributed more cash to the Partners than it generated for operating and investing activities. Net cash provided by operating activities decreased from $428,194 in 1997 to $313,527 in 1998, mainly as a result of a decrease in income and an increase in expenses in 1998.

        Net cash provided by investing activities was $980,786 in 1998, which represented cash generated from the sale of real estate.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective July 1, 1997, the Partnership's distribution rate was increased from 6.0% to 6.5%. In April, 1998, the Partnership distributed $1,141,414 of the net sale proceeds to the Limited and General Partners, which represented a return of capital of $159.06 per Limited Partnership Unit. As a result, distributions were higher in 1998, when compared to 1997.

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

       During 1998, three Limited Partners redeemed a total of 64 Partnership Units for $9,664 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of fifty-nine Limited Partners redeemed 395.75 Partnership Units for $277,668. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties should be
adequate   to  fund  continuing  distributions  and  meet   other
Partnership obligations on both a short-term and long-term basis.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the
Partnership's financial condition and results of operations, including the following:

    <BULLET>  Market  and economic conditions which  affect
              the value of the properties the Partnership owns and the cash from rental income such properties generate;

    <BULLET>  the federal income tax consequences of rental
              income, deductions, gain on sales and other items and the affects of these consequences for investors;

    <BULLET>  resolution  by  the  General   Partners   of
              conflicts with which they may be confronted;

    <BULLET>  the  success  of  the  General  Partners   of
              locating properties with favorable risk return characteristics;

    <BULLET>  the effect of tenant defaults; and

    <BULLET>  the condition of the industries in which  the
              tenants of properties owned by the Partnership operate.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1998 and 1997

Statements for the Years Ended December 31, 1998 and 1997:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund 86-A Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP (a Delaware limited partnership) as of December 31, 1998 and 1997 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 86-A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                               /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
Minneapolis,  Minnesota            Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 27, 1999                   Certified Public Accountants

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                      1998            1997
CURRENT ASSETS:
  Cash and Cash Equivalents                       $   218,312    $   382,424
  Receivables                                          15,320          9,996
                                                   -----------    -----------
      Total Current Assets                            233,632        392,420
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              1,585,834      1,721,594
  Buildings and Equipment                           1,876,850      2,520,986
  Accumulated Depreciation                           (782,855)    (1,103,640)
                                                   -----------    -----------
                                                    2,679,829      3,138,940
  Real Estate Held for Sale                                 0         27,003
                                                   -----------    -----------
      Net Investments in Real Estate                2,679,829      3,165,943
                                                   -----------    -----------
          Total Assets                            $ 2,913,461    $ 3,558,363
                                                   ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    20,826    $    20,597
  Distributions Payable                                62,246         78,588
  Security Deposit                                      5,000          5,000
                                                   -----------    -----------
      Total Current Liabilities                        88,072        104,185
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (34,899)       (28,611)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,040 and 7,104 outstanding in 1998
   and 1997, respectively                           2,860,288      3,482,789
                                                   -----------    -----------
      Total Partners' Capital                       2,825,389      3,454,178
                                                   -----------    -----------
        Total  Liabilities and Partners' Capital  $ 2,913,461    $ 3,558,363
                                                   ===========    ===========




 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                        1998           1997

INCOME:
  Rent                                             $   425,510    $   510,931
  Investment Income                                     21,249         17,718
                                                    -----------    -----------
      Total Income                                     446,759        528,649
                                                    -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates              108,368        100,166
  Partnership Administration and Property
     Management - Unrelated Parties                     19,769         (5,249)
  Depreciation                                          58,452         93,214
                                                    -----------    -----------
      Total Expenses                                   186,589        188,131
                                                    -----------    -----------

OPERATING INCOME                                       260,170        340,518

GAIN ON SALE OF REAL ESTATE                            553,124              0
                                                    -----------    -----------
NET INCOME                                         $   813,294    $   340,518
                                                    ===========    ===========

NET INCOME ALLOCATED:
  General Partners                                 $     8,133    $     3,406
  Limited Partners                                     805,161        337,112
                                                    -----------    -----------
                                                   $   813,294    $   340,518
                                                    ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,088 and 7,116 weighted average Units outstanding
in 1998 and 1997, respectively)                    $    113.59    $     47.37
                                                    ===========    ===========



 The accompanying notes to financial statements are an integral part of this statement.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                        1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $   813,294   $   340,518

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                       58,452       93,214
     Gain on Sale of Real Estate                      (553,124)           0
     Increase in Receivables                            (5,324)      (9,996)
     Increase in Payable to
        AEI Fund Management, Inc.                          229        4,458
                                                    -----------  -----------
       Total Adjustments                              (499,767)      87,676
                                                    -----------  -----------
       Net Cash Provided By
           Operating Activities                        313,527      428,194
                                                    -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                    980,786            0
                                                    -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable         (16,342)       6,616
  Distributions to Partners                         (1,432,322)    (331,059)
  Redemption Payments                                   (9,761)      (5,266)
                                                    -----------  -----------
       Net Cash Used For
        Financing Activities                        (1,458,425)    (329,709)
                                                    -----------  -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (164,112)      98,485

CASH AND CASH EQUIVALENTS, beginning of period         382,424      283,939
                                                    -----------  -----------
CASH AND CASH EQUIVALENTS, end of period           $   218,312  $   382,424
                                                    ===========  ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996   $ (28,653)   $ 3,478,638  $ 3,449,985    7,120.32

  Distributions                 (3,311)      (327,748)    (331,059)

  Redemption Payments              (53)        (5,213)      (5,266)     (16.00)

  Net Income                     3,406        337,112      340,518
                              ---------    -----------  -----------  ----------
BALANCE, December 31, 1997     (28,611)     3,482,789    3,454,178    7,104.32

  Distributions                (14,324)    (1,417,998)  (1,432,322)

  Redemption Payments              (97)        (9,664)      (9,761)     (64.00)

  Net Income                     8,133        805,161      813,294
                              ---------    -----------  -----------  ----------
BALANCE, December 31, 1998   $ (34,899)   $ 2,860,288  $ 2,825,389    7,040.32
                              =========    ===========  ===========  ==========




 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 and 1997

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

                   DECEMBER 31, 1998 AND 1997

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

                   DECEMBER 31, 1998 AND 1997

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings and equipment.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(2)  Summary of Significant Accounting Policies - (Continued)

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  30 years and 10 years respectively.

(3)  Related Party Transactions -

     The Partnership owns a 61.7638% interest in the Taco Cabana restaurant. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership. The Partnership owned a 6.7522% interest in the Sizzler restaurant. The remaining interest in this property was owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

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

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                        Total Incurred by the Partnership
                                         for the Years Ended December 3l

                                                    1998          1997
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $  108,368     $  100,166
                                                 =========      =========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties. These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and other
  property costs.  In addition, $19,004 of
  real estate taxes were reimbursed in 1997.    $   19,769     $   (5,249)
                                                 =========      =========

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 15 years except for the DeLisi's property which is 10 years. The Leases have renewal options which may extend the lease term an additional 10 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the Lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant properties. The Taco Cabana restaurant was constructed and acquired in 1991. All the remaining properties were constructed and acquired in 1987. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 1998 are as follows:

                                          Buildings and             Accumulated
Property                         Land       Equipment    Total     Depreciation

Auto Max, Bloomington, MN   $   361,269  $   477,480  $   838,749  $   204,879
DeLisi's, Brooklyn Park, MN     317,355      651,603      968,958      319,504
Auto Max, Coon Rapids, MN       382,263      413,555      795,818      175,847
Taco Cabana, Houston, TX        524,947      334,212      859,159       82,625
                             -----------  -----------  -----------  -----------
                            $ 1,585,834  $ 1,876,850  $ 3,462,684  $   782,855
                             ===========  ===========  ===========  ===========

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


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     The Partnership owned a 6.7522% interest in a Sizzler restaurant in Springboro, Ohio. On July 21, 1998, the Partnership sold the property to an unrelated third party. The Partnership received net sale proceeds of $25,385, which resulted in a net loss of $1,618. At the time of sale, the cost and related accumulated depreciation of the property was $43,597 and $16,594, respectively. The property was classified on the Balance Sheet as Real Estate Held for Sale at December 31, 1997.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1998 are as follows:

                       1999            $   398,134
                       2000                398,852
                       2001                399,585
                       2002                302,750
                       2003                290,209
                       Thereafter          657,307
                                        -----------
                                       $ 2,446,837
                                        ===========

     In 1998 and 1997, the Partnership recognized contingent rents of $16,013 and $20,022, respectively.

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

                   DECEMBER 31, 1998 AND 1997

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                        1998           1997
         Tenants                    Industry

      Texas Taco Cabana, L.P.     Restaurant          $  129,897   $  126,031
      Thomas  Graffunder          Automotive Service     110,400      110,400
      DeLisi's Italian Restaurant
        and Lounge, Inc.          Restaurant              78,051       72,000
      K & S Mufflers, Inc.        Automotive Service      56,168       60,156
      B. Wells O'Brien & Co.      Convenience  Store         N/A      107,813
                                                       ----------   ----------

      Aggregate rent revenue of major tenants         $  374,516   $  476,400
                                                       ==========   ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                      88%          93%
                                                       ==========   ==========

(7)  Partners' Capital -

     Cash distributions of $14,421 and $3,364 were made to the General Partners and $1,417,998 and $327,748 were made to the Limited Partners for the years ended December 31, 1998 and 1997, respectively. The Limited Partners' distributions represent $200.06 and $46.06 per Limited Partnership Unit outstanding using 7,088 and 7,116 weighted average Units in 1998 and 1997, respectively. The distributions represent $112.22 and $46.06 per Unit of Net Income and $87.84 and $-0-per Unit of return of contributed capital in 1998 and 1997, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $1,130,000 of proceeds from property sales in 1998. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1998 and 1997 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

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

     During 1998, three Limited Partners redeemed a total of 64 Partnership Units for $9,664 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1997, three Limited Partners redeemed a total of 16 Partnership Units for
     $5,213. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $587.53 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                  1998          1997

     Net Income For Financial
      Reporting Purposes                       $  813,294    $  340,518

     Depreciation for Tax Purposes
      (Over) Under Depreciation For Financial
      Reporting Purposes                           (1,054)       21,106

     Property Expenses For Tax Purposes (Over)
      Under Expenses For Financial Reporting
      Purposes                                      5,538       (19,722)

     Gain on Sale of Real Estate For Tax Purposes
      Under Gain For Financial Reporting
      Purposes                                   (112,437)            0

                                                -----------   -----------
           Taxable Income to Partners          $  705,341    $  341,902
                                                ===========   ===========


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                  1998         1997

     Partners' Capital For
      Financial Reporting Purposes            $ 2,825,389   $ 3,454,178

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                           67,282       180,773

     Property Expenses For Tax Purposes
      Under Expenses For Financial Reporting
      Purposes                                     58,251        52,713

     Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes          1,085,538     1,085,538
                                               -----------   -----------
           Partners' Capital For
              Tax Reporting Purposes          $ 4,036,460   $ 4,773,202
                                               ===========   ===========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                          1998                    1997
                                Carrying        Fair    Carrying        Fair
                                 Amount         Value    Amount         Value

     Cash                     $     266    $     266   $     132   $     132
     Money Market Funds         218,046      218,046     382,292     382,292
                               ---------    ---------   ---------   ---------
        Total Cash and
          Cash Equivalents    $ 218,312    $ 218,312   $ 382,424   $ 382,424
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

        Robert P. Johnson, age 54, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in December, 1985, and has been elected to continue in these positions until December, 1999. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in seventeen other limited partnerships.

        Mark E. Larson, age 46, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 1999. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 1999. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1999:

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

                10.3   Purchase Agreement  dated
                       December 17, 1997 between the Partnership and Atlantic Richfield Company relating to the property at 4190 South Carson Street, Carson City, Nevada (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on March 4,
                       1998).

                 27    Financial  Data  Schedule
                       for year ended December 31, 1998.

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

                               AEI REAL ESTATE FUND 86-A
                               Limited Partnership
                               By: AEI Fund Management 86-A, Inc.
                                   Its Managing General Partner


March 12, 1999                 By: /s/ Robert P. Johnson
                                       Robert  P. Johnson, President
                                       and Director (Principal Executive
                                       Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                              Title                            Date


/s/ Robert P. Johnson   President (Principal Executive Officer)  March 12, 1999
    Robert P. Johnson   and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President, Treasurer      March 12, 1999
    Mark E. Larson      and Chief Financial Officer
                        (Principal Accounting Officer)