Form 10QSB
period 1999-03-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1999-05-13
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1999

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1999 and December 31, 1998

         Statements for the Periods ended March 31, 1999 and 1998:

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

                          BALANCE SHEET

              MARCH 31, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                    1999             1998

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   242,590     $   218,312
  Receivables                                          2,301          15,320
                                                  -----------     -----------
      Total Current Assets                           244,891         233,632
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,585,834       1,585,834
  Buildings and Equipment                          1,876,850       1,876,850
  Accumulated Depreciation                          (797,044)       (782,855)
                                                  -----------     -----------
      Net Investments in Real Estate               2,665,640       2,679,829
                                                  -----------     -----------
          Total Assets                           $ 2,910,531     $ 2,913,461
                                                  ===========     ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    32,847     $    20,826
  Distributions Payable                               62,488          62,246
  Security Deposit                                     5,000           5,000
                                                  -----------     -----------
      Total Current Liabilities                      100,335          88,072
                                                  -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (35,051)        (34,899)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,040 outstanding                               2,845,247       2,860,288
                                                  -----------     -----------
      Total Partners' Capital                      2,810,196       2,825,389
                                                  -----------     -----------
        Total Liabilities and Partners' Capital  $ 2,910,531     $ 2,913,461
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       1999           1998

INCOME:
   Rent                                            $    99,415    $   113,989
   Investment Income                                     2,453         10,890
                                                    -----------    -----------
        Total Income                                   101,868        124,879
                                                    -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates              28,185         29,526
   Partnership Administration and Property
      Management - Unrelated Parties                     6,238          6,104
   Depreciation                                         14,189         15,886
                                                    -----------    -----------
        Total Expenses                                  48,612         51,516
                                                    -----------    -----------

OPERATING INCOME                                        53,256         73,363

GAIN ON SALE OF REAL ESTATE                                  0        554,742
                                                    -----------    -----------

NET INCOME                                         $    53,256    $   628,105
                                                    ===========    ===========

NET INCOME ALLOCATED:
   General Partners                                $       533    $     6,281
   Limited Partners                                     52,723        621,824
                                                    -----------    -----------
                                                   $    53,256    $   628,105
                                                    ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (7,040 and 7,104 weighted average Units
  outstanding in 1999 and 1998, respectively)      $      7.49    $     87.53
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                         1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $    53,256   $   628,105

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        14,189        15,886
     Gain on Sale of Real Estate                              0      (554,742)
     Decrease in Receivables                             13,019         9,996
     Increase in Payable to
        AEI Fund Management, Inc.                        12,021        19,578
                                                     -----------   -----------
        Total Adjustments                                39,229      (509,282)
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                             92,485       118,823
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                          0       955,401
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                        242             0
   Distributions to Partners                            (68,449)      (86,363)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                            (68,207)      (86,363)
                                                     -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                24,278       987,861

CASH AND CASH EQUIVALENTS, beginning of period          218,312       382,424
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   242,590   $ 1,370,285
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners      Total     Outstanding


BALANCE, December 31, 1997   $ (28,611)   $3,482,789   $3,454,178    7,104.32

  Distributions                   (864)      (85,499)     (86,363)

  Net Income                     6,281       621,824      628,105
                              ---------    ----------   ----------  ----------
BALANCE, March 31, 1998      $ (23,194)   $4,019,114   $3,995,920    7,104.32
                              =========    ==========   ==========  ==========


BALANCE, December 31, 1998   $ (34,899)   $2,860,288   $2,825,389    7,040.32

  Distributions                   (685)      (67,764)     (68,449)

  Net Income                       533        52,723       53,256
                              ---------    ----------   ----------  ----------
BALANCE, March 31, 1999      $ (35,051)   $2,845,247   $2,810,196    7,040.32
                              =========    ==========   ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1999

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1999 and 1998, the Partnership recognized rental income of $99,415 and $113,989, respectively. During the same periods, the Partnership earned investment income of $2,453 and $10,890, respectively. In 1999, rental income decreased mainly as a result of the sale of the am/pm property discussed below. In 1998, investment income was higher as the sale proceeds were invested in short-term investments until they were distributed to the Partners in April, 1998.

       During the three months ended March 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $28,185 and $29,526, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $6,238 and $6,104, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of March 31, 1999, the Partnership's annualized cash distribution rate was 6.55%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 1999, the Partnership's cash balances increased $24,278 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $118,823 in 1998 to $92,485 in 1999 mainly as a result of a decrease in total income in 1999.

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

        In April, 1998, the Partnership distributed $1,141,414 of net sale proceeds to the Limited and General Partners as a special distribution, which represented a return of capital of $159.06 per Limited Partnership Unit. In 1999 and 1998, the Partnership paid regular distributions at the same rate based on the Limited Partner's Adjusted Capital Contribution. The special distribution of the proceeds reduced the Adjusted Capital Contribution, which resulted in a reduction in distributions in the first three months of 1999.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                         Description

          27    Financial Data Schedule  for  period
                ended March 31, 1999.

       b. Reports filed on Form 8-K  - None.



                           SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 7, 1999           AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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