Form 10QSB
period 1999-06-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1999-08-12
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1999

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 1999 and December 31, 1998

         Statements for the Periods ended June 30, 1999 and 1998:

            Income

            Cash Flows

            Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                    1999           1998

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   235,642     $   218,312
  Receivables                                           660          15,320
                                                 -----------     -----------
      Total Current Assets                          236,302         233,632
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            1,585,834       1,585,834
  Buildings and Equipment                         1,876,850       1,876,850
  Accumulated Depreciation                         (811,232)       (782,855)
                                                 -----------     -----------
      Net Investments in Real Estate              2,651,452       2,679,829
                                                 -----------     -----------
          Total Assets                          $ 2,887,754     $ 2,913,461
                                                 ===========     ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    15,147     $    20,826
  Distributions Payable                              62,487          62,246
  Security Deposit                                    5,000           5,000
                                                 -----------     -----------
      Total Current Liabilities                      82,634          88,072
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (35,102)        (34,899)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,040 Units outstanding                        2,840,222       2,860,288
                                                 -----------     -----------
      Total Partners' Capital                     2,805,120       2,825,389
                                                 -----------     -----------
        Total Liabilities and Partners' Capital $ 2,887,754     $ 2,913,461
                                                 ===========     ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                 Three Months Ended       Six Months Ended
                               6/30/99       6/30/98    6/30/99      6/30/98

INCOME:
   Rent                      $  99,534     $  98,538   $ 198,949    $ 212,527
   Investment Income             2,464         5,143       4,917       16,033
                              ---------     ---------   ---------    ---------
        Total Income           101,998       103,681     203,866      228,560
                              ---------     ---------   ---------    ---------

EXPENSES:
   Partnership Administration-
     Affiliates                 23,564        29,219      51,749       58,745
   Partnership Administration
     and Property Management -
     Unrelated Parties             874         6,077       7,112       12,181
   Depreciation                 14,188        14,189      28,377       30,075
                              ---------     ---------   ---------    ---------
        Total Expenses          38,626        49,485      87,238      101,001
                              ---------     ---------   ---------    ---------

OPERATING INCOME                63,372        54,196     116,628      127,559

GAIN ON SALE OF REAL ESTATE          0             0           0      554,742
                              ---------     ---------   ---------    ---------
NET INCOME                   $  63,372     $  54,196   $ 116,628    $ 682,301
                              =========     =========   =========    =========

NET INCOME ALLOCATED:
   General Partners          $     633     $     542   $   1,166    $   6,823
   Limited Partners             62,739        53,654     115,462      675,478
                              ---------     ---------   ---------    ---------
                             $  63,372     $  54,196   $ 116,628    $ 682,301
                              =========     =========   =========    =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,040 and 7,104 weighted average
  Units outstanding in 1999 and 1998,
  respectively)              $    8.91     $    7.55   $   16.40    $   95.08
                              =========     =========   =========    =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                       1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   116,628    $   682,301

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       28,377         30,075
     Gain on Sale of Real Estate                             0       (554,742)
     Decrease in Receivables                            14,660          9,996
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       (5,679)         2,562
                                                    -----------    -----------
        Total Adjustments                               37,358       (512,109)
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           153,986        170,192
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                         0        955,401
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable            241        (16,292)
   Distributions to Partners                          (136,897)    (1,295,957)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                          (136,656)    (1,312,249)
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 17,330       (186,656)

CASH AND CASH EQUIVALENTS, beginning of period         218,312        382,424
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $   235,642    $   195,768
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1997  $ (28,611)  $ 3,482,789   $ 3,454,178    7,104.32

  Distributions               (12,960)   (1,282,997)   (1,295,957)

  Net Income                    6,823       675,478       682,301
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 1998      $ (34,748)  $ 2,875,270   $ 2,840,522    7,104.32
                             =========   ===========   ===========  ==========


BALANCE, December 31, 1998  $ (34,899)  $ 2,860,288   $ 2,825,389    7,040.32

  Distributions                (1,369)     (135,528)     (136,897)

  Net Income                    1,166       115,462       116,628
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 1999      $ (35,102)  $ 2,840,222   $ 2,805,120    7,040.32
                             =========   ===========   ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1999

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1999 and 1998, the Partnership recognized rental income of $198,949 and $212,527, respectively. During the same periods, the Partnership earned investment income of $4,917 and $16,033, respectively. In 1999, rental income decreased mainly as a result of the sale of the am/pm property discussed below. In 1998, investment income was higher as the sale proceeds were invested in short-term investments until they were distributed to the Partners in April, 1998.

        During the six months ended June 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $51,749 and $58,745, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $7,112 and $12,181, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of June 30, 1999, the Partnership's annualized cash distribution rate was 6.55%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 1999, the Partnership's cash balances increased $17,330 as the Partnership distributed less cash to the Partners than it generated for operating activities. Net cash provided by operating activities decreased from $170,192 in 1998 to $153,986 in 1999 mainly as a result of a decrease in total income in 1999, which was partially offset by a decrease in expenses in 1999.

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

        In April, 1998, the Partnership distributed $1,141,414 of net sale proceeds to the Limited and General Partners as a special distribution, which represented a return of capital of $159.06 per Limited Partnership Unit. In 1999 and 1998, the Partnership paid regular distributions at the same rate based on the Limited Partner's Adjusted Capital Contribution. The special distribution of sale proceeds reduced the Adjusted Capital Contribution, which resulted in a reduction in distributions in the first six months of 1999.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                               Description

           27  Financial Data Schedule  for  period
               ended June 30, 1999.

        b. Reports filed on Form 8-K -None.


                           SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 30, 1999         AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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