Form 10QSB
period 1999-09-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 1999-11-12
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1999

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1999 and December 31, 1998

          Statements for the Periods ended September 30, 1999 and 1998:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                       1999           1998

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   270,343     $   218,312
  Receivables                                               0          15,320
                                                   -----------     -----------
      Total Current Assets                            270,343         233,632
                                                   -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              1,585,834       1,585,834
  Buildings and Equipment                           1,876,850       1,876,850
  Accumulated Depreciation                           (825,421)       (782,855)
                                                   -----------     -----------
      Net Investments in Real Estate                2,637,263       2,679,829
                                                   -----------     -----------
          Total Assets                            $ 2,907,606     $ 2,913,461
                                                   ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    40,303     $    20,826
  Distributions Payable                                62,487          62,246
  Security Deposit                                      5,000           5,000
                                                   -----------     -----------
      Total Current Liabilities                       107,790          88,072
                                                   -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (35,155)        (34,899)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,040 Units outstanding                          2,834,971       2,860,288
                                                   -----------     -----------
      Total Partners' Capital                       2,799,816       2,825,389
                                                   -----------     -----------
        Total Liabilities and Partners' Capital   $ 2,907,606     $ 2,913,461
                                                   ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                  Three Months Ended       Nine Months Ended
                                9/30/99       9/30/98     9/30/99     9/30/98

INCOME:
   Rent                        $ 102,929    $ 103,214    $ 301,878  $ 315,741
   Investment Income               2,892        2,894        7,809     18,927
                                ---------    ---------    ---------  ---------
        Total Income             105,821      106,108      309,687    334,668
                                ---------    ---------    ---------  ---------

EXPENSES:
   Partnership Administration-
     Affiliates                   25,014       22,677       76,763     81,422
   Partnership Administration
     and Property Management -
     Unrelated Parties             3,474        8,594       10,586     20,775
   Depreciation                   14,189       14,189       42,566     44,264
                                ---------    ---------    ---------  ---------
        Total Expenses            42,677       45,460      129,915    146,461
                                ---------    ---------    ---------  ---------

OPERATING INCOME                  63,144       60,648      179,772    188,207

GAIN (LOSS) ON SALE
  OF REAL ESTATE                       0       (1,618)           0    553,124
                                ---------    ---------    ---------  ---------
NET INCOME                     $  63,144    $  59,030    $ 179,772  $ 741,331
                                =========    =========    =========  =========

NET INCOME ALLOCATED:
   General Partners            $     632    $     590    $   1,798  $   7,413
   Limited Partners               62,512       58,440      177,974    733,918
                                ---------    ---------    ---------  ---------
                               $  63,144    $  59,030    $ 179,772  $ 741,331
                                =========    =========    =========  =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,040 and 7,104 weighted average
 Units outstanding in 1999 and 1998,
 respectively)                 $    8.88    $    8.23    $   25.28  $  103.31
                                =========    =========    =========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   179,772    $   741,331

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      42,566         44,264
     Gain on Sale of Real Estate                            0       (553,124)
     Decrease in Receivables                           15,320          6,173
     Increase in Payable to
        AEI Fund Management, Inc.                      19,477         20,815
                                                   -----------    -----------
        Total Adjustments                              77,363       (481,872)
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          257,135        259,459
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                        0        980,786
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable           241        (16,291)
   Distributions to Partners                         (205,345)    (1,364,138)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (205,104)    (1,380,429)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                52,031       (140,184)

CASH AND CASH EQUIVALENTS, beginning of period        218,312        382,424
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   270,343    $   242,240
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1997  $(28,611)   $ 3,482,789  $  3,454,178    7,104.32

  Distributions              (13,641)    (1,350,497)   (1,364,138)

  Net Income                   7,413        733,918       741,331
                             ---------   -----------   -----------  -----------
BALANCE, September 30, 1998 $(34,839)   $ 2,866,210   $ 2,831,371    7,104.32
                             =========   ===========   ===========  ===========


BALANCE, December 31, 1998  $(34,899)   $ 2,860,288   $ 2,825,389    7,040.32

  Distributions               (2,054)      (203,291)     (205,345)

  Net Income                   1,798        177,974       179,772
                             ---------   -----------   -----------  -----------
BALANCE, September 30, 1999 $(35,155)   $ 2,834,971   $ 2,799,816    7,040.32
                             =========   ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1999 and 1998, the Partnership recognized rental income of $301,878 and $315,741, respectively. During the same periods, the Partnership earned investment income of $7,809 and $18,927, respectively. In 1999, rental income decreased mainly as a result of the sale of the am/pm property discussed below. In 1998, investment income was higher as the sale proceeds were invested in short-term investments until they were distributed to the Partners in April, 1998.

        During the nine months ended September 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $76,763 and $81,422, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,586 and $20,775, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of September 30, 1999, the Partnership's annualized cash distribution rate was 6.55%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1999, the Partnership's cash balances increased $52,031 as the Partnership distributed less cash to the Partners than it generated for operating activities. Net cash provided by operating activities decreased from $259,459 in 1998 to $257,135 in 1999 mainly as a result of a decrease in total income in 1999, which was partially offset by a decrease in expenses in 1999.

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

        In April, 1998, the Partnership distributed $1,141,414 of net sale proceeds to the Limited and General Partners as a special distribution, which represented a return of capital of $159.06 per Limited Partnership Unit. In 1999 and 1998, the Partnership paid regular distributions at the same rate based on the Limited Partner's Adjusted Capital Contribution. The special distribution of sale proceeds reduced the Adjusted Capital Contribution, which resulted in a reduction in distributions in the first nine months of 1999.

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

        On October 1, 1999, two Limited Partners redeemed a total of 4 Partnership Units for $504 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixty-two Limited Partners redeemed 459.75 Partnership Units for $287,332. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                           Description

         27    Financial Data Schedule  for  period
               ended September 30, 1999.

      b. Reports filed on Form 8-K -   None.



                           SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 8, 1999      AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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