Form 10KSB
period 1999-12-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2000-03-24
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1999

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

                         Yes  [X]      No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1999 were $422,596.

As of February 29, 2000, there were 7,003.32 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,003,320.

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

        The Partnership was organized to acquire, initially on a debt-free basis, existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased eight properties, including a partial interest in one property, totaling $6,364,078. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties were all commercial, single tenant buildings, with the exception of the Kearney office building, leased under triple net leases.

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

Major Tenants

        During 1999, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 91% of the Partnership's total rental revenue in 1999. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 2000 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1999.

                            Total Property                  Annual     Annual
                   Purchase  Acquisition                    Lease     Rent Per
Property             Date       Costs        Lessee        Payment     Sq. Ft.

Auto Max Automotive Center                   Thomas
 Bloomington, MN     6/3/87  $ 838,749     Graffunder       $ 110,400   $14.84

DeLisi's Italian                            DeLisi's
Restaurant and Lounge                  Italian Restaurant
 Brooklyn Park, MN  6/16/87  $ 968,958  and Lounge, Inc.    $  72,000   $ 9.93

Auto Max                                      K & S
Automotive Center                       Mufflers, Inc. and
 Coon Rapids, MN    7/24/87  $ 795,818   Motorscope, Inc.   $  84,161   $11.71

Taco Cabana Restaurant
 Houston, TX                                 Texas
 (61.7638%)         7/31/91  $ 859,159  Taco Cabana, L.P.   $ 135,764   $59.10


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

        During  the  last  five years, all  properties  were  100
percent occupied by the lessees noted.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1999, there were 924 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.  (Continued)

        During 1999, two Limited Partners redeemed a total of 4 Partnership Units for $504 in accordance with the Partnership Agreement. In prior years, a total of sixty-two Limited Partners redeemed 459.75 Partnership Units for $287,332. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $2,763 and $14,421 were made to the General Partners and $273,089 and $1,417,998 were made to the Limited Partners in 1999 and 1998, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $1,130,000 of proceeds from property sales in 1998. The distributions reduced the Limited
Partners' Adjusted Capital Contributions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1999 and 1998, the Partnership recognized rental income of $411,765 and $425,510, respectively. During the same periods, the Partnership earned investment income of $10,831 and $21,249, respectively. In 1999, rental income decreased mainly as a result of the sale of the am/pm property discussed below. In 1998, investment income was higher as the sale proceeds were invested in short-term investments until they were distributed to the Partners in April, 1998.

        During the years ended December 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $99,560 and $108,368, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $8,966 and $19,769, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 1999, the Partnership's annualized cash distribution rate was 6.75%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

Liquidity and Capital Resources

        During 1999, the Partnership's cash balances increased $41,714 as the Partnership distributed less cash to the Partners than it generated for operating activities. Net cash provided by operating activities increased from $313,527 in 1998 to $315,924 in 1999.

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

        In April, 1998, the Partnership distributed $1,141,414 of net sale proceeds to the Limited and General Partners as a special distribution, which represented a return of capital of $159.06 per Limited Partnership Unit. In 1999 and 1998, the Partnership paid regular distributions at approximately the same rate based on the Limited Partner's Adjusted Capital
Contribution. The special distribution of sale proceeds reduced the Adjusted Capital Contribution, which resulted in a reduction in distributions in 1999.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During 1999, two Limited Partners redeemed a total of 4 Partnership Units for $504 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash
Flow from operations. In prior years, a total of sixty-two Limited Partners redeemed 459.75 Partnership Units for $287,332. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1999 and 1998

Statements for the Years Ended December 31, 1999 and 1998:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund 86-A Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Real Estate Fund 86-A Limited Partnership (a Delaware limited partnership) as of December 31, 1999 and 1998 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 86-A Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis,  Minnesota         Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 25, 2000                Certified Public Accountants

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                     1999           1998

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   260,026    $   218,312
  Receivables                                         13,806         15,320
                                                  -----------    -----------
      Total Current Assets                           273,832        233,632
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,585,834      1,585,834
  Buildings and Equipment                          1,876,850      1,876,850
  Accumulated Depreciation                          (839,609)      (782,855)
                                                  -----------    -----------
      Net Investments in Real Estate               2,623,075      2,679,829
                                                  -----------    -----------
          Total Assets                           $ 2,896,907    $ 2,913,461
                                                  ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    21,166    $    20,826
  Distributions Payable                               64,392         62,246
  Security Deposit                                     5,000          5,000
                                                  -----------    -----------
      Total Current Liabilities                       90,558         88,072
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (35,089)       (34,899)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,036 and 7,040 outstanding in 1999
   and 1998, respectively                          2,841,438      2,860,288
                                                  -----------    -----------
      Total Partners' Capital                      2,806,349      2,825,389
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $ 2,896,907    $ 2,913,461
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                   1999           1998

INCOME:
  Rent                                          $   411,765    $   425,510
  Investment Income                                  10,831         21,249
                                                 -----------    -----------
      Total Income                                  422,596        446,759
                                                 -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates            99,560        108,368
  Partnership Administration and Property
     Management - Unrelated Parties                   8,966         19,769
  Depreciation                                       56,754         58,452
                                                 -----------    -----------
      Total Expenses                                165,280        186,589
                                                 -----------    -----------

OPERATING INCOME                                    257,316        260,170

GAIN ON SALE OF REAL ESTATE                               0        553,124
                                                 -----------    -----------
NET INCOME                                      $   257,316    $   813,294
                                                 ===========    ===========

NET INCOME ALLOCATED:
  General Partners                              $     2,573    $     8,133
  Limited Partners                                  254,743        805,161
                                                 -----------    -----------
                                                $   257,316    $   813,294
                                                 ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,039 and 7,088 weighted average Units outstanding
  in 1999 and 1998, respectively)               $     36.19    $    113.59
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                      1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   257,316    $   813,294

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                      56,754         58,452
     Gain on Sale of Real Estate                            0       (553,124)
     (Increase) Decrease in Receivables                 1,514         (5,324)
     Increase in Payable to
        AEI Fund Management, Inc.                         340            229
                                                   -----------    -----------
       Total Adjustments                               58,608       (499,767)
                                                   -----------    -----------
       Net Cash Provided By
           Operating Activities                       315,924        313,527
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                         0        980,786
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable          2,146        (16,342)
  Distributions to Partners                          (275,847)    (1,432,322)
  Redemption Payments                                    (509)        (9,761)
                                                   -----------    -----------
       Net Cash Used For
           Financing Activities                      (274,210)    (1,458,425)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                41,714       (164,112)

CASH AND CASH EQUIVALENTS, beginning of period        218,312        382,424
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   260,026    $   218,312
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                        Limited
                                                      Partnership
                           General   Limited             Units
                           Partners  Partners  Total  Outstanding


BALANCE, December 31, 1997  $ (28,611)  $ 3,482,789  $ 3,454,178    7,104.32

  Distributions               (14,324)   (1,417,998)  (1,432,322)

  Redemption Payments             (97)       (9,664)      (9,761)     (64.00)

  Net Income                    8,133       805,161      813,294
                             ---------   -----------  -----------  ----------
BALANCE, December 31, 1998    (34,899)    2,860,288    2,825,389    7,040.32

  Distributions                (2,758)     (273,089)    (275,847)

  Redemption Payments              (5)         (504)        (509)      (4.00)

  Net Income                    2,573       254,743      257,316
                             ---------   -----------  -----------  ----------
BALANCE,  December 31, 1999 $ (35,089)  $ 2,841,438  $ 2,806,349    7,036.32
                             =========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization -

     AEI Real Estate Fund 86-A Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management 86-A, Inc. (AFM), the Managing General Partner. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner and an affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on April 2, 1986 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The offering terminated on July 9, 1986 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $7,500,000 and $1,000, respectively. During operations, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.

     Any Net Proceeds of Sale, as defined, from the sale or financing of properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and l% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items (ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization - (Continued)

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated 90% to the Limited Partners and 10% to the General Partners. In the event no Net Cash Flow is distributed to the Limited
     Partners, 90% of each item of income, gain or credit for each respective year shall be allocated to the Limited Partners, and 10% of each such item shall be allocated to the General Partners. Net losses from operations will be allocated 98% to the Limited Partners and 2% to the General Partners.

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the
     General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

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

                   DECEMBER 31, 1999 AND 1998

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

                   DECEMBER 31, 1999 AND 1998

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

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                             1999       1998
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                               $99,560     $108,368
                                            ======      ======

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties. These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and other
  property costs.                         $ 8,966     $19,769
                                            ======      ======

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

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

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 1999 are as follows:

                               Buildings and         Accumulated
Property                 Land    Equipment    Total  Depreciation

Auto  Max, Bloomington, MN     $  361,269$  477,480$     838,749$
219,681
DeLisi's,  Brooklyn Park, MN      317,355    651,603      968,958
337,496
Auto  Max,  Coon Rapids, MN        382,263   413,555      795,818
188,667
Taco  Cabana,  Houston, TX         524,947   334,212      859,159
93,765
                       -----------         ----------- ----------
-                      -----------
                       $1,585,834       $  1,876,850   $3,462,684
$                      839,609
                        =======   =======   =======     =======

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

                   DECEMBER 31, 1999 AND 1998

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

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1999 are as follows:

                       2000            $ 402,807
                       2001              403,540
                       2002              306,705
                       2003              294,164
                       2004              294,164
                       Thereafter        373,359
                                       ------------
                                       $2,074,739
                                          ======

     In 1999 and 1998, the Partnership recognized contingent rents of $11,983 and $16,013, respectively.

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

                   DECEMBER 31, 1999 AND 1998

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                             1999       1998
      Tenants             Industry

      Texas  Taco Cabana, L.P.              Restaurant   $133,457
$    129,897
      Thomas  Graffunder    Automotive  Service           110,400
110,400
     DeLisi's Italian Restaurant
        and Lounge, Inc.  Restaurant         78,135     78,051
      K  &  S  Mufflers, Inc. Automotive Service           53,848
56,168
                                          ----------- -----------

      Aggregate  rent revenue of major tenants      $    375,840$
374,516
                                            =======    =======

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue         91%        88%
                                            =======    =======

(7)  Partners' Capital -

     Cash distributions of $2,763 and $14,421 were made to the General Partners and $273,089 and $1,417,998 were made to the Limited Partners for the years ended December 31, 1999 and 1998, respectively. The Limited Partners' distributions represent $38.80 and $200.06 per Limited Partnership Unit outstanding using 7,039 and 7,088 weighted average Units in 1999 and 1998, respectively. The distributions represent $36.12 and $112.22 per Unit of Net Income and $2.68 and $87.84 per Unit of return of contributed capital in 1999 and 1998, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $1,130,000 of proceeds from property sales in 1998. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1999 and 1998 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

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

     During 1999, two Limited Partners redeemed a total of 4 Partnership Units for $504 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1998, three Limited Partners redeemed a total of 64 Partnership Units for
     $9,664. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $587.86 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             1999       1998

     Net Income For Financial
      Reporting Purposes                  $ 257,316  $ 813,294

     Depreciation For Tax Purposes
      (Over) Under Depreciation For Financial
      Reporting Purposes                        785    (1,054)

     Property Expenses For Tax Purposes (Over)
      Under Expenses For Financial Reporting
      Purposes                              (4,177)      5,538

     Gain on Sale of Real Estate For Tax Purposes
      Under Gain For Financial Reporting
      Purposes                                    0  (112,437)

                                                      -----------
     -----------
           Taxable Income to Partners     $ 253,924  $ 705,341
                                            =======    =======

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHlP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                             1999       1998

     Partners' Capital For
      Financial Reporting Purposes        $2,806,349 $2,825,389

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate For Financial
      Reporting Purposes                     68,067     67,282

     Property Expenses For Tax Purposes
      Under Expenses For Financial Reporting
      Purposes                               54,073     58,251

     Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes    1,085,538  1,085,538
                                                      -----------
     -----------
           Partners' Capital For
              Tax Reporting Purposes      $4,014,027 $4,036,460
                                             ======     ======

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                          1999                       1998
                         Carrying     Fair    Carrying    Fair
                          Amount     Value     Amount    Value

     Cash                $    356   $   356   $    266  $    266
     Money Market Funds   259,670   259,670    218,046   218,046
                         ---------  --------- --------- ---------
          Total Cash and
                Cash Equivalents $   260,026   $260,026  $218,312
     $                   218,312
                            =====     =====     ======    ======

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

        Robert P. Johnson, age 55, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in December, 1985, and has been elected to continue in these positions until December, 2000. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 47, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 2000. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2000. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2000:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management 86-A, Inc.           23           *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                        0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                           10           *
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 on page 18, and is incorporated herein by reference, for details of related party transactions.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

                       A.   Exhibits -
                                                    Description

                                  10.1  Purchase Agreement  dated
                       December 17, 1997 between the Partnership and Atlantic Richfield Company relating to the property at 4190 South Carson Street, Carson City, Nevada (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on March 4,
                       1998).

                                  27    Financial  Data  Schedule
                       for year ended December 31, 1999.

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

                               AEI REAL ESTATE FUND 86-A
                               Limited Partnership
                               By: AEI Fund Management 86-A, Inc.
                                   Its Managing General Partner


March 10, 2000                 By:       /s/ Robert P. Johnson
                                    Robert  P. Johnson, President
and Director
                                   (Principal Executive Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                  Date


   /s/ Robert P. Johnson                            President
(Principal Executive Officer)                       March 10, 2000
Robert P. Johnson        and Sole Director of Managing General
                         Partner

   /s/ Mark E. Larson                               Executive Vice
President, Treasurer     March 10, 2000
Mark E. Larson           and Chief Financial Officer
                         (Principal Accounting Officer)