Form 10QSB
period 2000-03-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2000-05-12
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2000 and December 31, 1999

          Statements for the Periods ended March 31, 2000 and 1999:

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

                          BALANCE SHEET

              MARCH 31, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                       2000          1999

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   291,830  $   260,026
  Receivables                                           1,957       13,806
                                                   -----------  -----------
      Total Current Assets                            293,787      273,832
                                                   -----------  -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              1,585,834    1,585,834
  Buildings and Equipment                           1,876,850    1,876,850
  Accumulated Depreciation                           (853,798)    (839,609)
                                                   -----------  -----------
      Net Investments in Real Estate                2,608,886    2,623,075
                                                   -----------  -----------
          Total Assets                            $ 2,902,673  $ 2,896,907
                                                   ===========  ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    37,473  $    21,166
  Distributions Payable                                65,852       64,392
  Security Deposit                                      5,000        5,000
                                                   -----------  -----------
      Total Current Liabilities                       108,325       90,558
                                                   -----------  -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (35,209)     (35,089)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,036 outstanding                                2,829,557    2,841,438
                                                   -----------  -----------
      Total Partners' Capital                       2,794,348    2,806,349
                                                   -----------  -----------
        Total Liabilities and Partners' Capital   $ 2,902,673  $ 2,896,907
                                                   ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       2000          1999

INCOME:
   Rent                                           $   102,681    $    99,415
   Investment Income                                    3,446          2,453
                                                   -----------    -----------
        Total Income                                  106,127        101,868
                                                   -----------    -----------

EXPENSES:
   Partnership  Administration  -  Affiliates          26,360         28,185
   Partnership Administration and Property
      Management - Unrelated Parties                    5,553          6,238
   Depreciation                                        14,189         14,189
                                                   -----------    -----------
        Total Expenses                                 46,102         48,612
                                                   -----------    -----------

NET INCOME                                        $    60,025    $    53,256
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $       600    $       533
   Limited Partners                                    59,425         52,723
                                                   -----------    -----------
                                                  $    60,025    $    53,256
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (7,036 and 7,040 weighted average Units
 outstanding in 2000 and 1999, respectively)      $      8.45    $      7.49
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $    60,025   $    53,256

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       14,189        14,189
     Decrease in Receivables                            11,849        13,019
     Increase in Payable to
        AEI Fund Management, Inc.                       16,307        12,021
                                                    -----------   -----------
        Total Adjustments                               42,345        39,229
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           102,370        92,485
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                     1,460           242
   Distributions to Partners                           (72,026)      (68,449)
                                                    -----------   -----------
        Net Cash Used For
        Financing Activities                           (70,566)      (68,207)
                                                    -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               31,804        24,278

CASH AND CASH EQUIVALENTS, beginning of period         260,026       218,312
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   291,830   $   242,590
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners       Total     Outstanding


BALANCE, December 31, 1998  $(34,899)   $ 2,860,288   $ 2,825,389    7,040.32

  Distributions                 (685)       (67,764)      (68,449)

  Net Income                     533         52,723        53,256
                             ---------   -----------   -----------  ----------
BALANCE, March 31, 1999     $(35,051)   $ 2,845,247   $ 2,810,196    7,040.32
                             =========   ===========   ===========  ==========


BALANCE, December 31, 1999  $(35,089)   $ 2,841,438   $ 2,806,349    7,036.32

  Distributions                 (720)       (71,306)      (72,026)

  Net Income                     600         59,425        60,025
                             ---------   -----------   -----------  ----------
BALANCE, March 31, 2000     $(35,209)   $ 2,829,557   $ 2,794,348    7,036.32
                             =========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2000

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

(3)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For  the three months ended March 31, 2000 and 1999,  the
Partnership  recognized rental income of  $102,681  and  $99,415,
respectively.   During the same periods, the  Partnership  earned
investment income of $3,446 and $2,453, respectively.

       During the three months ended March 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $26,360 and $28,185, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $5,553 and $6,238, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2000, the Partnership's annualized cash distribution rate was 6.9%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2000, the Partnership's cash balances increased $31,804 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $92,485 in 1999 to $102,370 in 2000 mainly as a result of an increase in income and a decrease in expenses in 2000.


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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                            Description

          27    Financial Data Schedule  for  period
                ended March 31, 2000.

       b. Reports filed on Form 8-K  -  None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 5, 2000           AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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