Form 10QSB
period 2000-06-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2000-08-14
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2000 and December 31, 1999

          Statements for the Periods ended June 30, 2000 and 1999:

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

                          BALANCE SHEET

               JUNE 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                    2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   276,022     $   260,026
  Receivables                                         3,521          13,806
                                                 -----------     -----------
      Total Current Assets                          279,543         273,832
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            1,585,834       1,585,834
  Buildings and Equipment                         1,876,850       1,876,850
  Accumulated Depreciation                         (867,986)       (839,609)
                                                 -----------     -----------
      Net Investments in Real Estate              2,594,698       2,623,075
                                                 -----------     -----------
          Total Assets                          $ 2,874,241     $ 2,896,907
                                                 ===========     ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    14,593     $    21,166
  Distributions Payable                              65,852          64,392
  Security Deposit                                    5,000           5,000
                                                 -----------     -----------
      Total Current Liabilities                      85,445          90,558
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (35,265)        (35,089)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,036 outstanding                              2,824,061       2,841,438
                                                 -----------     -----------
     Total Partners' Capital                      2,788,796       2,806,349
                                                 -----------     -----------
       Total Liabilities and Partners' Capital  $ 2,874,241     $ 2,896,907
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                Three Months Ended         Six Months Ended
                              6/30/00        6/30/99     6/30/00      6/30/99

INCOME:
   Rent                      $ 102,102     $  99,534    $ 204,783   $ 198,949
   Investment Income             3,877         2,464        7,323       4,917
                              ---------     ---------    ---------   ---------
        Total Income           105,979       101,998      212,106     203,866
                              ---------     ---------    ---------   ---------

EXPENSES:
   Partnership Administration-
     Affiliates                 23,120        23,564       49,480      51,749
   Partnership Administration
     and Property Management -
     Unrelated Parties           2,195           874        7,748       7,112
   Depreciation                 14,188        14,188       28,377      28,377
                              ---------     ---------    ---------   ---------
        Total Expenses          39,503        38,626       85,605      87,238
                              ---------     ---------    ---------   ---------

NET INCOME                   $  66,476     $  63,372    $ 126,501   $ 116,628
                              =========     =========    =========   =========

NET INCOME ALLOCATED:
   General Partners          $     665     $     633    $   1,265   $   1,166
   Limited Partners             65,811        62,739      125,236     115,462
                              ---------     ---------    ---------   ---------
                             $  66,476     $  63,372    $ 126,501   $ 116,628
                              =========     =========    =========   =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,036 and 7,040 weighted average
  Units outstanding in 2000 and 1999,
  respectively)              $    9.35     $    8.91    $   17.80   $   16.40
                              =========     =========    =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                        2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   126,501   $   116,628

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       28,377        28,377
     Decrease in Receivables                            10,285        14,660
     Decrease in Payable to
        AEI Fund Management, Inc.                       (6,573)       (5,679)
                                                    -----------   -----------
        Total Adjustments                               32,089        37,358
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           158,590       153,986
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                     1,460           241
   Distributions to Partners                          (144,054)     (136,897)
                                                    -----------   -----------
        Net Cash Used For
        Financing Activities                          (142,594)     (136,656)
                                                    -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               15,996        17,330

CASH AND CASH EQUIVALENTS, beginning of period         260,026       218,312
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   276,022   $   235,642
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 1998  $(34,899)   $ 2,860,288   $ 2,825,389    7,040.32

  Distributions               (1,369)      (135,528)     (136,897)

  Net Income                   1,166        115,462       116,628
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 1999      $(35,102)   $ 2,840,222   $ 2,805,120    7,040.32
                             =========   ===========   ===========  ==========


BALANCE, December 31, 1999  $(35,089)   $ 2,841,438   $ 2,806,349    7,036.32

  Distributions               (1,441)      (142,613)     (144,054)

  Net Income                   1,265        125,236       126,501
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 2000      $(35,265)   $ 2,824,061   $ 2,788,796    7,036.32
                             =========   ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000

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

                          JUNE 30, 2000
                           (Continued)

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

                          JUNE 30, 2000
                           (Continued)

(3)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For  the  six  months ended June 30, 2000 and  1999,  the
Partnership  recognized rental income of $204,783  and  $198,949,
respectively.   During the same periods, the  Partnership  earned
investment income of $7,323 and $4,917, respectively.

        During the six months ended June 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $49,480 and $51,749, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $7,748 and $7,112, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2000, the Partnership's annualized cash distribution rate was 6.9%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2000, the Partnership's cash balances increased $15,996 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $153,986 in 1999 to $158,590 in 2000 as a result of an increase in income and a decrease in expenses in 2000.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                            Description

         27    Financial Data Schedule  for  period
               ended June 30, 2000.

      b.   Reports filed on Form 8-K  -   None.


                           SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 2, 2000        AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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