Form 10QSB
period 2000-09-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2000-11-13
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30,2000 and December 31, 1999

         Statements for the Periods ended September 30, 2000 and 1999:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                     2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   289,561    $   260,026
  Receivables                                          5,650         13,806
                                                  -----------    -----------
      Total Current Assets                           295,211        273,832
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,585,834      1,585,834
  Buildings and Equipment                          1,876,850      1,876,850
  Accumulated Depreciation                          (882,175)      (839,609)
                                                  -----------    -----------
      Net Investments in Real Estate               2,580,509      2,623,075
                                                  -----------    -----------
          Total Assets                           $ 2,875,720    $ 2,896,907
                                                  ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    38,528    $    21,166
  Distributions Payable                               65,852         64,392
  Security Deposit                                     5,000          5,000
                                                  -----------    -----------
      Total Current Liabilities                      109,380         90,558
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (35,489)       (35,089)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,036 outstanding                               2,801,829      2,841,438
                                                  -----------    -----------
      Total Partners' Capital                      2,766,340      2,806,349
                                                  -----------    -----------
         Total Liabilities and Partners' Capital $ 2,875,720    $ 2,896,907
                                                  ===========    ===========




 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                 Three Months Ended        Nine Months Ended
                                9/30/00      9/30/99     9/30/00     9/30/99

INCOME:
   Rent                        $ 90,954     $102,929    $295,737    $301,878
   Investment Income              4,076        2,892      11,399       7,809
                                --------     --------    --------    --------
        Total Income             95,030      105,821     307,136     309,687
                                --------     --------    --------    --------

EXPENSES:
   Partnership Administration-
     Affiliates                  29,997       25,014      79,477      76,763
   Partnership Administration
     and Property Management -
     Unrelated Parties            1,274        3,474       9,022      10,586
   Depreciation                  14,189       14,189      42,566      42,566
                                --------     --------    --------    --------
        Total Expenses           45,460       42,677     131,065     129,915
                                --------     --------    --------    --------

NET INCOME                     $ 49,570     $ 63,144    $176,071    $179,772
                                ========     ========    ========    ========

NET INCOME ALLOCATED:
   General Partners            $    496     $    632    $  1,761    $  1,798
   Limited Partners              49,074       62,512     174,310     177,974
                                --------     --------    --------    --------
                               $ 49,570     $ 63,144    $176,071    $179,772
                                ========     ========    ========    ========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,036 and 7,040 weighted average
 Units outstanding in 2000 and 1999,
 respectively)                 $   6.97     $   8.88    $  24.77    $  25.28
                                ========     ========    ========    ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                    $   176,071   $   179,772

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       42,566        42,566
     Decrease in Receivables                             8,156        15,320
     Increase in Payable to
        AEI Fund Management, Inc.                       17,362        19,477
                                                    -----------   -----------
        Total Adjustments                               68,084        77,363
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           244,155       257,135
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                     1,460           241
   Distributions to Partners                          (216,080)     (205,345)
                                                    -----------   -----------
        Net Cash Used For
        Financing Activities                          (214,620)     (205,104)
                                                    -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                 29,535        52,031

CASH AND CASH EQUIVALENTS, beginning of period         260,026       218,312
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   289,561   $   270,343
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                              General       Limited                   Units
                              Partners      Partners      Total    Outstanding


BALANCE, December 31, 1998    $(34,899)   $2,860,288   $2,825,389    7,040.32

  Distributions                 (2,054)     (203,291)    (205,345)

  Net Income                     1,798       177,974      179,772
                               ---------   ----------   ----------  ----------
BALANCE, September 30, 1999   $(35,155)   $2,834,971   $2,799,816    7,040.32
                               =========   ==========   ==========  ==========


BALANCE, December 31, 1999    $(35,089)   $2,841,438   $2,806,349    7,036.32

  Distributions                 (2,161)     (213,919)    (216,080)

  Net Income                     1,761       174,310      176,071
                               ---------   ----------   ----------  ----------
BALANCE, September 30, 2000   $(35,489)   $2,801,829   $2,766,340    7,036.32
                               =========   ==========   ==========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

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

                       SEPTEMBER 30, 2000
                           (Continued)

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

                       SEPTEMBER 30, 2000
                           (Continued)

(3)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2000 and 1999, the
Partnership  recognized rental income of $295,737  and  $301,878,
respectively.   During the same periods, the  Partnership  earned
investment income of $11,399 and $7,809, respectively.

        During the nine months ended September 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $79,477 and $76,763, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,022 and $10,586, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 2000, the Partnership's annualized cash distribution rate was 6.9%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        During the nine months ended September 30, 2000, the Partnership's cash balances increased $29,535 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $257,135 in 1999 to $244,155 in 2000, mainly as a result of net timing differences in the collection of payments from the lessees and the payment of expenses.

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

       On October 1, 2000, five Limited Partners redeemed a total of 28.2 Partnership Units for $2,994 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixty-four Limited Partners redeemed 463.75 Partnership Units for $287,836. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties should be
adequate   to  fund  continuing  distributions  and  meet   other
Partnership obligations on both a short-term and long-term basis.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

          the effect of tenant defaults; and

          the condition of the industries in which the tenants of properties owned by the Partnership operate.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.
                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                            Description

          27    Financial Data Schedule  for  period
                ended September 30, 2000.

       b.   Reports filed on Form 8-K  -  None.


                           SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 7, 2000      AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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