Form 10KSB
period 2000-12-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2001-03-30
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 2000

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

                         Yes [X]   No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2000 were $415,016.

As of February 28, 2001, there were 6,968.12 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $6,968,120.

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

Major Tenants

        During 2000, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 91% of the Partnership's total rental revenue in 2000. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 2001 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2000.

                              Total Property                Annual    Annual
                    Purchase   Acquisition                  Lease     Rent Per
Property              Date        Costs       Lessee        Payment   Sq. Ft.

Auto Max Automotive Center                      Thomas
 Bloomington, MN     6/3/87   $  838,749    Graffunder      $110,400   $14.84

DeLisi's Italian                                DeLisi's
Restaurant and Lounge                      Italian Restaurant
 Brooklyn Park, MN  6/16/87   $  968,958  and Lounge, Inc.  $ 72,000   $ 9.93

Auto Max                                         K & S
Automotive Center                          Mufflers, Inc. and
 Coon Rapids, MN    7/24/87   $  795,818  Motorscope, Inc.  $ 84,884   $11.81

Taco Cabana Restaurant
 Houston, TX                                     Texas
 (61.7638%)         7/31/91   $  859,159  Taco Cabana, L.P. $140,515   $61.17


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

        During the last five years, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2000, there were 919 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  2000, five Limited Partners redeemed a  total  of
28.2 Partnership Units for $2,994 in accordance with the Partnership Agreement. In prior years, a total of sixty-four Limited Partners redeemed 463.75 Partnership Units for $287,836. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $2,912 and $2,763 were made to the General Partners and $285,218 and $273,089 were made to the Limited Partners in 2000 and 1999, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For  the  years  ended December 31, 2000  and  1999,  the
Partnership  recognized rental income of $399,787  and  $411,765,
respectively.   During the same periods, the  Partnership  earned
investment income of $15,229 and $10,831, respectively.

        During the years ended December 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $105,441 and $99,560, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,394 and $8,966, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2000, the Partnership's annualized cash distribution rate was 6.9%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During 2000, the Partnership's cash balances increased $11,214 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $315,924 in 1999 to $300,910 in 2000, mainly as a result of a decrease in income and an increase in Partnership administration expenses in 2000.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During  2000, five Limited Partners redeemed a  total  of
28.2  Partnership  Units  for  $2,994  in  accordance  with   the
Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixty-four Limited Partners redeemed 463.75 Partnership Units for $287,836. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2000 and 1999

Statements for the Years Ended December 31, 2000 and 1999:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS



To the Partners:
AEI Real Estate Fund 86-A Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Real Estate Fund 86-A Limited Partnership (a Delaware limited partnership) as of December 31, 2000 and 1999 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 86-A Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                              /s/BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
Minneapolis,  Minnesota          Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 25, 2001                 Certified Public Accountants


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                      2000          1999

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   271,240    $   260,026
  Receivables                                          11,650         13,806
                                                   -----------    -----------
      Total Current Assets                            282,890        273,832
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              1,585,834      1,585,834
  Buildings and Equipment                           1,876,850      1,876,850
  Accumulated Depreciation                           (896,363)      (839,609)
                                                   -----------    -----------
      Net Investments in Real Estate                2,566,321      2,623,075
                                                   -----------    -----------
          Total Assets                            $ 2,849,211    $ 2,896,907
                                                   ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    20,739    $    21,166
  Distributions Payable                                65,820         64,392
  Security Deposit                                      5,000          5,000
                                                   -----------    -----------
      Total Current Liabilities                        91,559         90,558
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (35,576)       (35,089)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,008 and 7,036 outstanding in 2000
   and 1999, respectively                           2,793,228      2,841,438
                                                   -----------    -----------
      Total Partners' Capital                       2,757,652      2,806,349
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $ 2,849,211    $ 2,896,907
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                      2000           1999

INCOME:
  Rent                                            $   399,787    $   411,765
  Investment Income                                    15,229         10,831
                                                   -----------    -----------
      Total Income                                    415,016        422,596
                                                   -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates             105,441         99,560
  Partnership Administration and Property
     Management - Unrelated Parties                    10,394          8,966
  Depreciation                                         56,754         56,754
                                                   -----------    -----------
      Total Expenses                                  172,589        165,280
                                                   -----------    -----------

NET INCOME                                        $   242,427    $   257,316
                                                   ===========    ===========

NET INCOME ALLOCATED:
  General Partners                                $     2,425    $     2,573
  Limited Partners                                    240,002        254,743
                                                   -----------    -----------
                                                  $   242,427    $   257,316
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,029 and 7,039 weighted average Units outstanding
in 2000 and 1999, respectively)                   $     34.14    $     36.19
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                       2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                       $   242,427    $   257,316

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                      56,754         56,754
     Decrease in Receivables                            2,156          1,514
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        (427)           340
                                                   -----------    -----------
       Total Adjustments                               58,483         58,608
                                                   -----------    -----------
       Net Cash Provided By
           Operating Activities                       300,910        315,924
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                     1,428          2,146
  Distributions to Partners                          (288,099)      (275,847)
  Redemption Payments                                  (3,025)          (509)
                                                   -----------    -----------
       Net Cash Used For
           Financing Activities                      (289,696)      (274,210)
                                                   -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              11,214         41,714

CASH AND CASH EQUIVALENTS, beginning of period        260,026        218,312
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   271,240    $   260,026
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners      Total     Outstanding


BALANCE,  December 31, 1998  $(34,899)   $2,860,288    $2,825,389    7,040.32

  Distributions                (2,758)     (273,089)     (275,847)

  Redemption Payments              (5)         (504)         (509)      (4.00)

  Net Income                    2,573       254,743       257,316
                              ---------   ----------    ----------  ----------
BALANCE,  December 31, 1999   (35,089)    2,841,438     2,806,349    7,036.32

  Distributions                (2,881)     (285,218)     (288,099)

  Redemption Payments             (31)       (2,994)       (3,025)     (28.20)

  Net Income                    2,425       240,002       242,427
                              ---------   ----------    ----------  ----------
BALANCE,  December 31, 2000  $(35,576)   $2,793,228    $2,757,652    7,008.12
                              =========   ==========    ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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

                   DECEMBER 31, 2000 AND 1999

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


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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

     Cash Concentrations of Credit Risk

       The Partnership's cash is deposited primarily in one financial institution and at times during the year it may exceed FDIC insurance limits.

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


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(2)  Summary of Significant Accounting Policies - (Continued)

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  30 years and 10 years respectively.

(3)  Related Party Transactions -

     The Partnership owns a 61.7638% interest in the Taco Cabana restaurant. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership. Each Partnership owns a separate, undivided interest in the property. No specific agreement or commitment exists between the Partnerships as to the management of their respective interest in the property, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest. The financial statements reflect only this Partnership's percentage share of the property's land, building and equipment, liabilities, revenues and expenses.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                  2000          1999
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $105,441      $ 99,560
                                                 =======       =======

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.           $ 10,394      $  8,966
                                                 =======       =======

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2000 are as follows:

                                         Buildings and         Accumulated
Property                         Land      Equipment    Total  Depreciation

Auto  Max, Bloomington, MN   $  361,269  $  477,480  $  838,749  $ 234,482
DeLisi's,  Brooklyn Park, MN    317,355     651,603     968,958    355,488
Auto  Max,  Coon Rapids, MN     382,263     413,555     795,818    201,487
Taco  Cabana,  Houston, TX      524,947     334,212     859,159    104,906
                              ----------  ----------  ----------  ---------
                             $1,585,834  $1,876,850  $3,462,684  $ 896,363
                              ==========  ==========  ==========  =========


     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2000 are as follows:


                       2001            $   408,291
                       2002                311,456
                       2003                298,915
                       2004                298,915
                       2005                298,915
                       Thereafter           81,967
                                        -----------
                                       $ 1,698,459
                                        ===========

     In 2000 and 1999, the Partnership recognized contingent rents of $-0- and $11,983, respectively.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                    2000        1999
        Tenants                 Industry

    Texas Taco Cabana, L.P.  Restaurant          $ 137,744   $ 133,457
    Thomas  Graffunder       Automotive Service    110,400     110,400
    DeLisi's Italian
      and Lounge, Inc.       Restaurant             67,000      78,135
    K  &  S  Mufflers, Inc.  Automotive Service     48,000      53,848
                                                  ---------   ---------

      Aggregate  rent revenue of major tenants   $ 363,144   $ 375,840
                                                  =========   =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 91%         91%
                                                  =========   =========

(7)  Partners' Capital -

     Cash distributions of $2,912 and $2,763 were made to the General Partners and $285,218 and $273,089 were made to the Limited Partners for the years ended December 31, 2000 and 1999, respectively. The Limited Partners' distributions represent $40.58 and $38.80 per Limited Partnership Unit outstanding using 7,029 and 7,039 weighted average Units in 2000 and 1999, respectively. The distributions represent $33.71 and $36.12 per Unit of Net Income and $6.87 and $2.68 per Unit of return of contributed capital in 2000 and 1999, respectively.

     Distributions of Net Cash Flow to the General Partners during 2000 and 1999 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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

     During 2000, five Limited Partners redeemed a total of 28.2 Partnership Units for $2,994 in accordance with the Partnership Agreement.. The Partnership acquired these Units using Net Cash Flow from operations. In 1999, two Limited Partners redeemed a total of 4 Partnership Units for $504. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $590.23 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             2000       1999

     Net Income for Financial
      Reporting Purposes                  $ 242,427  $ 257,316

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                        798        785

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                     12,000          0

     Property Expenses for Tax Purposes
      Over Expenses for Financial
      Reporting Purposes                     (7,000)     (4,177)
                                           ----------  ----------
           Taxable Income to Partners     $ 248,225   $ 253,924
                                           ==========  ==========


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                             2000         1999

     Partners' Capital for
      Financial Reporting Purposes        $2,757,652   $2,806,349

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                      68,865       68,067

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                      12,000            0

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                      47,073       54,073

     Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes     1,085,538    1,085,538
                                           ----------   ----------
           Partners' Capital for
              Tax Reporting Purposes      $3,971,128   $4,014,027
                                           ==========   ==========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                  2000                   1999
                         Carrying      Fair     Carrying      Fair
                          Amount       Value      Amount      Value

     Cash                $     193   $     193   $     356  $     356
     Money Market Funds    271,047     271,047     259,670    259,670
                          ---------   ---------   ---------  ---------
       Total Cash and
        Cash Equivalents $ 271,240   $ 271,240   $ 260,026  $ 260,026
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

        Robert P. Johnson, age 56, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in December, 1985, and has been elected to continue in these positions until December, 2001. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen limited partnerships.

        Mark E. Larson, age 48, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 2001. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2001. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2001:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management 86-A, Inc.           40           *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                        0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                           10           *
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

          A. Exhibits -  None.

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

                               AEI REAL ESTATE FUND 86-A
                               Limited Partnership
                               By: AEI Fund Management 86-A, Inc.
                                   Its Managing General Partner


March 9, 2001                  By:/s/ Robert P. Johnson
                                      Robert  P. Johnson, President
                                      and Director
                                      (Principal Executive Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                            Title                    Date


/s/ Robert P. Johnson  President (Principal Executive     March 9, 2001
    Robert P. Johnson  Officer) and Sole Director of
                       Managing General Partner

/s/ Mark E. Larson     Executive Vice President,          March 9, 2001
    Mark E. Larson     Treasurer and Chief Financial
                       Officer (Principal Accounting
                       Officer)