Form 10QSB
period 2001-03-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2001-05-15
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of March 31, 2001 and December 31, 2000

        Statements for the Periods ended March 31, 2001 and 2000:

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

                          BALANCE SHEET

              MARCH 31, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                  2001          2000

CURRENT ASSETS:
  Cash and Cash Equivalents                   $   297,317    $   271,240
  Receivables                                      10,086         11,650
                                               -----------    -----------
      Total Current Assets                        307,403        282,890
                                               -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          1,585,834      1,585,834
  Buildings and Equipment                       1,876,850      1,876,850
  Accumulated Depreciation                       (910,552)      (896,363)
                                               -----------    -----------
      Net Investments in Real Estate            2,552,132      2,566,321
                                               -----------    -----------
          Total Assets                        $ 2,859,535    $ 2,849,211
                                               ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    45,764    $    20,739
  Distributions Payable                            65,820         65,820
  Security Deposit                                  5,000          5,000
                                               -----------    -----------
      Total Current Liabilities                   116,584         91,559
                                               -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                (35,723)       (35,576)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,008 Units outstanding                      2,778,674      2,793,228
                                               -----------    -----------
    Total Partners' Capital                     2,742,951      2,757,652
                                               -----------    -----------
      Total Liabilities and Partners' Capital $ 2,859,535    $ 2,849,211
                                               ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                  2001          2000

INCOME:
   Rent                                       $   101,950    $   102,681
   Investment Income                                3,551          3,446
                                               -----------    -----------
        Total Income                              105,501        106,127
                                               -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates         28,953         26,360
   Partnership Administration and Property
      Management - Unrelated Parties                5,041          5,553
   Depreciation                                    14,189         14,189
                                               -----------    -----------
        Total Expenses                             48,183         46,102
                                               -----------    -----------

NET INCOME                                    $    57,318    $    60,025
                                               ===========    ===========

NET INCOME ALLOCATED:
   General Partners                           $       573    $       600
   Limited Partners                                56,745         59,425
                                               -----------    -----------
                                              $    57,318    $    60,025
                                               ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (7,008 and 7,036 weighted average Units
 outstanding in 2001 and 2000, respectively)  $      8.10    $      8.45
                                               ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                  2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                $    57,318    $    60,025

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                  14,189         14,189
     Decrease in Receivables                        1,564         11,849
     Increase in Payable to
        AEI Fund Management, Inc.                  25,025         16,307
                                               -----------    -----------
        Total Adjustments                          40,778         42,345
                                               -----------    -----------
        Net Cash Provided By
        Operating Activities                       98,096        102,370
                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    0          1,460
   Distributions to Partners                      (72,019)       (72,026)
                                               -----------    -----------
        Net Cash Used For
        Financing Activities                      (72,019)       (70,566)
                                               -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS          26,077         31,804

CASH AND CASH EQUIVALENTS, beginning of period    271,240        260,026
                                               -----------    -----------
CASH AND CASH EQUIVALENTS, end of period      $   297,317    $   291,830
                                               ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999  $(35,089)   $ 2,841,438  $ 2,806,349    7,036.32

  Distributions                 (720)       (71,306)     (72,026)

  Net Income                     600         59,425       60,025
                             --------    -----------  -----------  ----------
BALANCE, March 31, 2000     $(35,209)   $ 2,829,557  $ 2,794,348    7,036.32
                             ========    ===========  ===========  ==========


BALANCE, December 31, 2000  $(35,576)   $ 2,793,228  $ 2,757,652    7,008.12

  Distributions                 (720)       (71,299)     (72,019)

  Net Income                     573         56,745       57,318
                             --------    -----------  -----------  ----------
BALANCE, March 31, 2001     $(35,723)   $ 2,778,674  $ 2,742,951    7,008.12
                             ========    ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2001

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For  the three months ended March 31, 2001 and 2000,  the
Partnership  recognized rental income of $101,950  and  $102,681,
respectively.   During the same periods, the  Partnership  earned
investment income of $3,551 and $3,446, respectively.

       During the three months ended March 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $28,953 and $26,360, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $5,041 and $5,553, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2001, the Partnership's annualized cash distribution rate was 6.9%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2001, the Partnership's cash balances increased $26,077 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $102,370 in 2000 to $98,096 in 2001 mainly as a result of an increase in Partnership administration expenses in 2001.

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


Dated:  May 10, 2001          AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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