Form 10QSB
period 2001-06-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2001-08-14
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2001

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


                              INDEX




PART I.Financial Information

Item 1. Balance Sheet as of June 30, 2001 and December 31, 2000

        Statements for the Periods ended June 30, 2001 and 2000:

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

                          BALANCE SHEET

               JUNE 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                    2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   277,043    $   271,240
  Receivables                                        12,093         11,650
                                                 -----------    -----------
      Total Current Assets                          289,136        282,890
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            1,585,834      1,585,834
  Buildings and Equipment                         1,876,850      1,876,850
  Accumulated Depreciation                         (924,740)      (896,363)
                                                 -----------    -----------
      Net Investments in Real Estate              2,537,944      2,566,321
                                                 -----------    -----------
          Total Assets                          $ 2,827,080    $ 2,849,211
                                                 ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    30,261    $    20,739
  Distributions Payable                              66,825         65,820
  Security Deposit                                    5,000          5,000
                                                 -----------    -----------
      Total Current Liabilities                     102,086         91,559
                                                 -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (23,903)       (35,576)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,008 Units outstanding                        2,748,897      2,793,228
                                                 -----------    -----------
      Total Partners' Capital                     2,724,994      2,757,652
                                                 -----------    -----------
        Total Liabilities and Partners' Capital $ 2,827,080    $ 2,849,211
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                Three Months Ended        Six Months Ended
                               6/30/01       6/30/00     6/30/01      6/30/00

INCOME:
   Rent                       $ 102,765    $ 102,102   $ 204,715   $ 204,783
   Investment Income              2,621        3,877       6,172       7,323
                               ---------    ---------   ---------   ---------
        Total Income            105,386      105,979     210,887     212,106
                               ---------    ---------   ---------   ---------

EXPENSES:
   Partnership Administration-
    Affiliates                   31,751       23,120      60,704      49,480
   Partnership Administration
    and Property Management -
    Unrelated Parties             4,285        2,195       9,326       7,748
   Depreciation                  14,188       14,188      28,377      28,377
                               ---------    ---------   ---------   ---------
        Total Expenses           50,224       39,503      98,407      85,605
                               ---------    ---------   ---------   ---------

NET INCOME                    $  55,162    $  66,476   $ 112,480   $ 126,501
                               =========    =========   =========   =========

NET INCOME ALLOCATED:
   General Partners           $  12,551    $     665   $  13,124   $   1,265
   Limited Partners              42,611       65,811      99,356     125,236
                               ---------    ---------   ---------   ---------
                              $  55,162    $  66,476   $ 112,480   $ 126,501
                               =========    =========   =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,008 and 7,036 weighted average
 Units outstanding in 2001 and 2000,
 respectively)                $    6.08    $    9.35   $   14.18   $   17.80
                               =========    =========   =========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                        2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   112,480    $   126,501

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       28,377         28,377
     (Increase) Decrease in Receivables                   (443)        10,285
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        9,522         (6,573)
                                                    -----------    -----------
        Total Adjustments                               37,456         32,089
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           149,936        158,590
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                     1,005          1,460
   Distributions to Partners                          (145,138)      (144,054)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                          (144,133)      (142,594)
                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                5,803         15,996

CASH AND CASH EQUIVALENTS, beginning of period         271,240        260,026
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $   277,043    $   276,022
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999  $(35,089)    $2,841,438   $2,806,349    7,036.32

  Distributions               (1,441)      (142,613)    (144,054)

  Net Income                   1,265        125,236      126,501
                             ---------    ----------   ----------  ----------
BALANCE, June 30, 2000      $(35,265)    $2,824,061   $2,788,796    7,036.32
                             =========    ==========   ==========  ==========


BALANCE, December 31, 2000  $(35,576)    $2,793,228   $2,757,652    7,008.12

  Distributions               (1,451)      (143,687)    (145,138)

  Net Income                  13,124         99,356      112,480
                             ---------    ----------   ----------  ----------
BALANCE, June 30, 2001      $(23,903)    $2,748,897   $2,724,994    7,008.12
                             =========    ==========   ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001

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

                          JUNE 30, 2001
                           (Continued)

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

                          JUNE 30, 2001
                           (Continued)

(3)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For  the  six  months ended June 30, 2001 and  2000,  the
Partnership  recognized rental income of $204,715  and  $204,783,
respectively.   During the same periods, the  Partnership  earned
investment income of $6,172 and $7,323, respectively.

        During the six months ended June 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $60,704 and $49,480, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,326 and $7,748, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2001, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2001, the Partnership's cash balances increased $5,803 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $158,590 in 2000 to $149,936 in 2001 mainly as a result of an increase in Partnership administration expenses in 2001.


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


Dated:  August 7, 2001        AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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