Form 10QSB
period 2001-09-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2001-11-05
CIK 785788

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2001

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


                              INDEX




PART I.Financial Information

Item 1. Balance Sheet as of September 30, 2001 and December 31, 2000

         Statements for the Periods ended September 30, 2001 and 2000:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                   2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                    $   277,837     $   271,240
  Receivables                                        3,303          11,650
                                                -----------     -----------
      Total Current Assets                         281,140         282,890
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           1,585,834       1,585,834
  Buildings and Equipment                        1,876,850       1,876,850
  Accumulated Depreciation                        (938,929)       (896,363)
                                                -----------     -----------
      Net Investments in Real Estate             2,523,755       2,566,321
                                                -----------     -----------
          Total Assets                         $ 2,804,895     $ 2,849,211
                                                ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    36,016     $    20,739
  Distributions Payable                             66,825          65,820
  Security Deposit                                   5,000           5,000
                                                -----------     -----------
      Total Current Liabilities                    107,841          91,559
                                                -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (12,182)        (35,576)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,008 Units outstanding                       2,709,236       2,793,228
                                                -----------     -----------
    Total Partners' Capital                      2,697,054       2,757,652
                                                -----------     -----------
      Total Liabilities and Partners' Capital  $ 2,804,895     $ 2,849,211
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended       Nine Months Ended
                               9/30/01       9/30/00    9/30/01      9/30/00

INCOME:
   Rent                      $ 90,954      $ 90,954    $ 295,669    $ 295,737
   Investment Income            2,094         4,076        8,266       11,399
                              --------      --------    ---------    ---------
        Total Income           93,048        95,030      303,935      307,136
                              --------      --------    ---------    ---------

EXPENSES:
   Partnership Administration-
     Affiliates                32,008        29,997       92,712       79,477
   Partnership Administration
     and Property Management -
     Unrelated Parties          1,672         1,274       10,998        9,022
   Depreciation                14,189        14,189       42,566       42,566
                              --------      --------    ---------    ---------
        Total Expenses         47,869        45,460      146,276      131,065
                              --------      --------    ---------    ---------

NET INCOME                   $ 45,179      $ 49,570    $ 157,659    $ 176,071
                              ========      ========    =========    =========

NET INCOME ALLOCATED:
   General Partners          $ 12,453      $    496    $  25,577    $   1,761
   Limited Partners            32,726        49,074      132,082      174,310
                              --------      --------    ---------    ---------
                             $ 45,179      $ 49,570    $ 157,659    $ 176,071
                              ========      ========    =========    =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,008 and 7,036 weighted average
 Units outstanding in 2001 and 2000,
 respectively)               $   4.67      $   6.97    $   18.85    $   24.77
                              ========      ========    =========    =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                   $   157,659    $   176,071

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      42,566         42,566
     Decrease in Receivables                            8,347          8,156
     Increase in Payable to
        AEI Fund Management, Inc.                      15,277         17,362
                                                   -----------    -----------
        Total Adjustments                              66,190         68,084
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          223,849        244,155
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    1,005          1,460
   Distributions to Partners                         (218,257)      (216,080)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (217,252)      (214,620)
                                                   -----------    -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                 6,597         29,535

CASH AND CASH EQUIVALENTS, beginning of period        271,240        260,026
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   277,837    $   289,561
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999   $(35,089)  $2,841,438   $2,806,349    7,036.32

  Distributions                (2,161)    (213,919)    (216,080)

  Net Income                    1,761      174,310      176,071
                              --------   ----------   ----------  ----------
BALANCE, September 30, 2000  $(35,489)  $2,801,829   $2,766,340    7,036.32
                              ========   ==========   ==========  ==========


BALANCE, December 31, 2000   $(35,576)  $2,793,228   $2,757,652    7,008.12

  Distributions                (2,183)    (216,074)    (218,257)

  Net Income                   25,577      132,082      157,659
                              --------   ----------   ----------  ----------
BALANCE, September 30, 2001  $(12,182)  $2,709,236   $2,697,054    7,008.12
                              ========   ==========   ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001

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

                       SEPTEMBER 30, 2001
                           (Continued)

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

                       SEPTEMBER 30, 2001
                           (Continued)

(3)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2001 and 2000, the
Partnership  recognized rental income of $295,669  and  $295,737,
respectively.   During the same periods, the  Partnership  earned
investment income of $8,266 and $11,399, respectively.

        During the nine months ended September 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $92,712 and $79,477, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,998 and $9,022, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 2001, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2001, the Partnership's cash balances increased $6,597 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $244,155 in 2000 to $223,849 in 2001 mainly as a result of an increase in Partnership administration expenses in 2001.

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

       On October 1, 2001, four Limited Partners redeemed a total of 22.0 Partnership Units for $1,964 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixty-nine Limited Partners redeemed 491.95 Partnership Units for $290,830. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


Dated:  October 24, 2001      AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



                              By: /s/Robert P. Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer
                                     (Principal Accounting Officer)