Form 10KSB
period 2001-12-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2002-03-29
CIK 785788

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2001

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

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2001 were $408,361.

As of February 28, 2002, there were 6,946.12 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $6,946,120.


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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Major Tenants

        During 2001, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 91% of total rental revenue in 2001. It is anticipated that, based on minimum rental payments required under the Leases, each major tenant will continue to contribute more than ten percent of total rental revenue in 2002 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2001.

                                Total Property                Annual  Annual
                      Purchase   Acquisition                  Lease   Rent Per
Property                Date       Costs      Lessee          Payment Sq. Ft.

Auto Max Automotive Center                     Thomas
 Bloomington, MN       6/3/87    $  838,749  Graffunder       $110,400 $14.84

DeLisi's Italian                                DeLisi's
Restaurant and Lounge                       Italian Restaurant
 Brooklyn Park, MN    6/16/87    $  968,958 and Lounge, Inc.  $ 72,000 $ 9.93

Auto Max                                         RKH
Automotive Center                           Services, Inc. and
 Coon Rapids, MN      7/24/87    $  795,818 Motorscope, Inc.  $ 85,622 $11.91

Taco Cabana Restaurant
 Houston, TX                                     Texas
 (61.7638%)           7/31/91    $  859,159 Taco Cabana, L.P. $145,434 $63.31


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

        The initial Lease terms are for 15 years except for the DeLisi's property which is currently being leased on a month-to-month basis. The Leases have renewal options which may extend the lease term an additional 10 years.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2001, there were 908 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  2001, four Limited Partners redeemed a  total  of
22.0 Partnership Units for $1,963 in accordance with the Partnership Agreement. In prior years, a total of sixty-nine Limited Partners redeemed 491.95 Partnership Units for $290,830. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $2,934 and $2,912 were made to the General Partners and $288,465 and $285,218 were made to the Limited Partners in 2001 and 2000, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For  the  years  ended December 31, 2001  and  2000,  the
Partnership  recognized rental income of $399,033  and  $399,787,
respectively.   During the same periods, the  Partnership  earned
investment income of $9,328 and $15,229, respectively.

        During the years ended December 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $118,212 and $105,441, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,043 and $10,394, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2001, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Inflation has had a minimal effect on income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. In addition, leases may contain rent clauses which entitle the Partnership to receive additional rent in future years if gross receipts for the property exceed certain specified amounts. Increases in sales volumes of the tenants, due to inflation and real sales growth, may result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

        During 2001, the Partnership's cash balances decreased $15,130 as the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $300,910 in 2000 to $277,244 in 2001, mainly as a result of an increase in Partnership administration expenses in 2001.

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

        During  2001, four Limited Partners redeemed a  total  of
22.0  Partnership  Units  for  $1,963  in  accordance  with   the
Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixty-nine Limited Partners redeemed 491.95 Partnership Units for $290,830. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2001 and 2000

Statements for the Years Ended December 31, 2001 and 2000:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund 86-A Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Real Estate Fund 86-A Limited Partnership (a Delaware limited partnership) as of December 31, 2001 and 2000 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 86-A Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                             /s/ BOULAY, HEUTMAKER, ZIBELL & CO.P.L.L.P.
Minneapolis,  Minnesota          Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 23, 2002                   Certified Public Accountants

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                    2001          2000

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   256,110   $   271,240
  Receivables                                         6,094        11,650
                                                 -----------   -----------
      Total Current Assets                          262,204       282,890
                                                 -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            1,585,834     1,585,834
  Buildings and Equipment                         1,876,850     1,876,850
  Accumulated Depreciation                         (953,118)     (896,363)
                                                 -----------   -----------
      Net Investments in Real Estate              2,509,566     2,566,321
                                                 -----------   -----------
          Total Assets                          $ 2,771,770   $ 2,849,211
                                                 ===========   ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    14,321   $    20,739
  Distributions Payable                              66,808        65,820
  Security Deposit                                    5,000         5,000
                                                 -----------   -----------
      Total Current Liabilities                      86,129        91,559
                                                 -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                        0       (35,576)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,986 and 7,008 Units outstanding
   in 2001 and 2000, respectively                 2,685,641     2,793,228
                                                 -----------   -----------
      Total Partners' Capital                     2,685,641     2,757,652
                                                 -----------   -----------
        Total Liabilities and Partners' Capital $ 2,771,770   $ 2,849,211
                                                 ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                   2001           2000

INCOME:
  Rent                                         $   399,033   $   399,787
  Investment Income                                  9,328        15,229
                                                -----------   -----------
      Total Income                                 408,361       415,016
                                                -----------   -----------

EXPENSES:
  Partnership Administration - Affiliates          118,212       105,441
  Partnership Administration and Property
     Management - Unrelated Parties                 12,043        10,394
  Depreciation                                      56,755        56,754
                                                -----------   -----------
      Total Expenses                               187,010       172,589
                                                -----------   -----------

NET INCOME                                     $   221,351   $   242,427
                                                ===========   ===========

NET INCOME ALLOCATED:
  General Partners                             $    38,510   $     2,425
  Limited Partners                                 182,841       240,002
                                                -----------   -----------
                                               $   221,351   $   242,427
                                                ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,003 and 7,029 weighted average Units
outstanding in 2001 and 2000, respectively)    $     26.11   $     34.14
                                                ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                     2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   221,351    $   242,427

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                     56,755         56,754
     Decrease in Receivables                           5,556          2,156
     Decrease in Payable to
        AEI Fund Management, Inc.                     (6,418)          (427)
                                                  -----------    -----------
       Total Adjustments                              55,893         58,483
                                                  -----------    -----------
       Net Cash Provided By
           Operating Activities                      277,244        300,910
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                      988          1,428
  Distributions to Partners                         (291,379)      (288,099)
  Redemption Payments                                 (1,983)        (3,025)
                                                  -----------    -----------
       Net Cash Used For
           Financing Activities                     (292,374)      (289,696)
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              (15,130)        11,214

CASH AND CASH EQUIVALENTS, beginning of period       271,240        260,026
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $   256,110    $   271,240
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE,  December 31, 1999  $(35,089)  $ 2,841,438  $ 2,806,349    7,036.32

  Distributions                (2,881)     (285,218)    (288,099)

  Redemption Payments             (31)       (2,994)      (3,025)     (28.20)

  Net Income                    2,425       240,002      242,427
                             ---------   -----------  -----------  ----------
BALANCE,  December 31, 2000   (35,576)    2,793,228    2,757,652    7,008.12

  Distributions                (2,914)     (288,465)    (291,379)

  Redemption Payments             (20)       (1,963)      (1,983)     (22.00)

  Net Income                   38,510       182,841      221,351
                             ---------   -----------  -----------  ----------
BALANCE,  December 31, 2001 $       0   $ 2,685,641  $ 2,685,641    6,986.12
                             =========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.

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

                   DECEMBER 31, 2001 AND 2000

(2)  Summary of Significant Accounting Policies - (Continued)

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  30 years and 10 years respectively.

     Newly Issued Pronouncements

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 143 will be applicable to the Partnership in the year ended December 31, 2003. SFAS 144 will be applicable to the Partnership in the year ended December 31, 2002. Management is currently evaluating the impact of SFAS 143 and SFAS 144 on its financial statements.

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

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                  2001         2000
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 118,212     $ 105,441
                                                ========      ========

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(3)  Related Party Transactions - (Continued)

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                  2001         2000

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.          $  12,043     $  10,394
                                                ========      ========

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 15 years except for the DeLisi's property which is currently being leased on a month-to-month basis. The Leases have renewal options which may extend the lease term an additional 10 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the Lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

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

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2001 are as follows:

                                       Buildings and            Accumulated
Property                        Land     Equipment     Total    Depreciation

Auto Max, Bloomington, MN   $  361,269  $  477,480  $  838,749  $  249,284
DeLisi's, Brooklyn Park, MN    317,355     651,603     968,958     373,480
Auto Max, Coon Rapids, MN      382,263     413,555     795,818     214,308
Taco Cabana, Houston, TX       524,947     334,212     859,159     116,046
                             ----------  ----------  ----------  ----------
                            $1,585,834  $1,876,850  $3,462,684  $  953,118
                             ==========  ==========  ==========  ==========

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2001 are as follows:

                       2002           $  316,375
                       2003              303,834
                       2004              303,834
                       2005              303,834
                       2006               84,836
                                       ----------
                                      $1,312,713
                                       ==========

     In 2001 and 2000, the Partnership recognized contingent rents of $692 and $-0-, respectively.

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

                   DECEMBER 31, 2001 AND 2000

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                     2001       2000
      Tenants             Industry

     Texas Taco Cabana, L.P.   Restaurant         $ 142,565   $ 137,744
     Thomas Graffunder         Automotive Service   110,400     110,400
     DeLisi's Italian
        and Lounge, Inc.       Restaurant            60,692      67,000
     K & S Mufflers, Inc.      Automotive Service    48,000      48,000
                                                   ---------   ---------

      Aggregate  rent revenue of major tenants    $ 361,657   $ 363,144
                                                   =========   =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  91%         91%
                                                   =========   =========

(7)  Partners' Capital -

     Cash distributions of $2,934 and $2,912 were made to the General Partners and $288,465 and $285,218 were made to the Limited Partners for the years ended December 31, 2001 and 2000, respectively. The Limited Partners' distributions represent $41.19 and $40.58 per Limited Partnership Unit outstanding using 7,003 and 7,029 weighted average Units in 2001 and 2000, respectively. The distributions represent $25.83 and $33.71 per Unit of Net Income and $15.36 and $6.87 per Unit of return of contributed capital in 2001 and 2000, respectively.

     Distributions of Net Cash Flow to the General Partners during 2001 and 2000 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

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

     During 2001, four Limited Partners redeemed a total of 22.0 Partnership Units for $1,963 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 2000, five Limited Partners redeemed a total of 28.2 Partnership Units for $2,994. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $592.09 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                  2001         2000

     Net Income for Financial
      Reporting Purposes                       $ 221,351     $ 242,427

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                             786           798

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                          12,000        12,000

     Property Expenses for Tax Purposes
      Over Expenses for Financial
      Reporting Purposes                               0        (7,000)
                                                ---------     ---------
           Taxable Income to Partners          $ 234,137     $ 248,225
                                                =========     =========


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                  2001         2000

     Partners' Capital for
      Financial Reporting Purposes             $2,685,641   $2,757,652

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                           69,651       68,865

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                           24,000       12,000

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                           47,073       47,073

     Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes          1,085,539    1,085,538
                                                ----------   ----------
           Partners' Capital for
              Tax Reporting Purposes           $3,911,904   $3,971,128
                                                ==========   ==========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                   2001                   2000
                          Carrying      Fair     Carrying     Fair
                           Amount      Value      Amount     Value

     Cash                $     117   $     117   $     193  $     193
     Money Market Funds    255,993     255,993     271,047    271,047
                          ---------   ---------   ---------  ---------
       Total Cash and
        Cash Equivalents $ 256,110   $ 256,110   $ 271,240  $ 271,240
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

        Robert P. Johnson, age 57, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in December, 1985, and has been elected to continue in these positions until December, 2002. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in two LLCs.

        Mark E. Larson, age 49, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 2002. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2002. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2002:

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

                            AEI REAL ESTATE FUND 86-A
                            Limited Partnership
                            By: AEI Fund Management 86-A, Inc.
                                Its Managing General Partner


March 8, 2002               By:/s/ Robert P. Johnson
                                   Robert  P. Johnson, President and Director
                                   (Principal Executive Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                  Title                        Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 8, 2002
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 8, 2002
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)