Form 10QSB
period 2002-03-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2002-05-13
CIK 785788

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2002 and December 31, 2001

         Statements for the Periods ended March 31, 2002 and 2001:

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

                          BALANCE SHEET

              MARCH 31, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                  2002            2001

CURRENT ASSETS:
  Cash and Cash Equivalents                   $   272,151     $   256,110
  Receivables                                       3,593           6,094
                                               -----------     -----------
      Total Current Assets                        275,744         262,204
                                               -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          1,585,834       1,585,834
  Buildings and Equipment                       1,876,850       1,876,850
  Accumulated Depreciation                       (967,306)       (953,118)
                                               -----------     -----------
      Net Investments in Real Estate            2,495,378       2,509,566
                                               -----------     -----------
          Total Assets                        $ 2,771,122     $ 2,771,770
                                               ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    28,519     $    14,321
  Distributions Payable                            66,808          66,808
  Security Deposit                                  5,000           5,000
                                               -----------     -----------
      Total Current Liabilities                   100,327          86,129
                                               -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (149)              0
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,986 Units outstanding                      2,670,944       2,685,641
                                               -----------     -----------
    Total Partners' Capital                     2,670,795       2,685,641
                                               -----------     -----------
      Total Liabilities and Partners' Capital $ 2,771,122     $ 2,771,770
                                               ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                    2002           2001

INCOME:
   Rent                                         $   109,364    $   101,950
   Investment Income                                    890          3,551
                                                 -----------    -----------
        Total Income                                110,254        105,501
                                                 -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates           31,225         28,953
   Partnership Administration and Property
      Management - Unrelated Parties                  6,565          5,041
   Depreciation                                      14,188         14,189
                                                 -----------    -----------
        Total Expenses                               51,978         48,183
                                                 -----------    -----------

NET INCOME                                      $    58,276    $    57,318
                                                 ===========    ===========

NET INCOME ALLOCATED:
   General Partners                             $       582    $       573
   Limited Partners                                  57,694         56,745
                                                 -----------    -----------
                                                $    58,276    $    57,318
                                                 ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (6,986 and 7,008 weighted average Units
 outstanding in 2002 and 2001, respectively)    $      8.26    $      8.10
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $    58,276   $    57,318

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      14,188        14,189
     Decrease in Receivables                            2,501         1,564
     Increase in Payable to
        AEI Fund Management, Inc.                      14,198        25,025
                                                   -----------   -----------
        Total Adjustments                              30,887        40,778
                                                   -----------   -----------
        Net Cash Provided By
        Operating Activities                           89,163        98,096
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to Partners                          (73,122)      (72,019)
                                                   -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              16,041        26,077

CASH AND CASH EQUIVALENTS, beginning of period        256,110       271,240
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $   272,151   $   297,317
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2000  $ (35,576)   $2,793,228  $2,757,652    7,008.12

  Distributions                  (720)      (71,299)    (72,019)

  Net Income                      573        56,745      57,318
                             ----------   ----------  ----------  ----------
BALANCE, March 31, 2001     $ (35,723)   $2,778,674  $2,742,951    7,008.12
                             ==========   ==========  ==========  ==========


BALANCE, December 31, 2001  $       0    $2,685,641  $2,685,641    6,986.12

  Distributions                  (731)      (72,391)    (73,122)

  Net Income                      582        57,694      58,276
                             ----------   ----------  ----------  ----------
BALANCE, March 31, 2002     $    (149)   $2,670,944  $2,670,795    6,986.12
                             ==========   ==========  ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2002

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on April 2, 1986 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The offering terminated on July 9, 1986 when the maximum subscription limit of 7,500 Limited Partnership Units was reached. Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $7,500,000 and $1,000, respectively.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For  the three months ended March 31, 2002 and 2001,  the
Partnership  recognized rental income of $109,364  and  $101,950,
respectively.   During the same periods, the  Partnership  earned
investment income of $890 and $3,551, respectively.

       During the three months ended March 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $31,225 and $28,953, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $6,565 and $5,041, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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


Liquidity and Capital Resources


        During the three months ended March 31, 2002, the Partnership's cash balances increased $16,041 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $98,096 in 2001 to $89,163 in 2002 as a result of an increase in Partnership administration expenses in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income in 2002.


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


Dated:  April 30, 2002        AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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