Form 10QSB
period 2002-06-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2002-08-14
CIK 785788

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2002 and December 31, 2001

         Statements for the Periods ended June 30, 2002 and 2001:

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

                          BALANCE SHEET

               JUNE 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                 2002             2001

CURRENT ASSETS:
  Cash and Cash Equivalents                  $   268,526      $   256,110
  Receivables                                      2,759            6,094
                                              -----------      -----------
      Total Current Assets                       271,285          262,204
                                              -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                         1,585,834        1,585,834
  Buildings and Equipment                      1,876,850        1,876,850
  Accumulated Depreciation                      (981,495)        (953,118)
                                              -----------      -----------
      Net Investments in Real Estate           2,481,189        2,509,566
                                              -----------      -----------
          Total Assets                       $ 2,752,474      $ 2,771,770
                                              ===========      ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.       $    14,618      $    14,321
  Distributions Payable                           66,808           66,808
  Security Deposit                                 5,000            5,000
                                              -----------      -----------
      Total Current Liabilities                   86,426           86,129
                                              -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (195)               0
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,986 Units outstanding                     2,666,243        2,685,641
                                              -----------      -----------
    Total Partners' Capital                    2,666,048        2,685,641
                                              -----------      -----------
     Total Liabilities and Partners' Capital $ 2,752,474      $ 2,771,770
                                              ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                             Three Months Ended      Six Months Ended
                             6/30/02     6/30/01   6/30/02      6/30/01

INCOME:
   Rent                     $ 110,991   $ 102,765   $ 220,355   $ 204,715
   Investment Income              922       2,621       1,812       6,172
                             ---------   ---------   ---------   ---------
        Total Income          111,913     105,386     222,167     210,887
                             ---------   ---------   ---------   ---------

EXPENSES:
   Partnership Administration-
     Affiliates                24,887      31,751      56,112      60,704
   Partnership Administration
     and Property Management -
     Unrelated Parties          4,463       4,285      11,028       9,326
   Depreciation                14,189      14,188      28,377      28,377
                             ---------   ---------   ---------   ---------
        Total Expenses         43,539      50,224      95,517      98,407
                             ---------   ---------   ---------   ---------

NET INCOME                  $  68,374   $  55,162   $ 126,650   $ 112,480
                             =========   =========   =========   =========

NET INCOME ALLOCATED:
   General Partners         $     685   $  12,551   $   1,267   $  13,124
   Limited Partners            67,689      42,611     125,383      99,356
                             ---------   ---------   ---------   ---------
                            $  68,374   $  55,162   $ 126,650   $ 112,480
                             =========   =========   =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (6,986 and 7,008 weighted average
 Units outstanding in 2002 and 2001,
 respectively)              $    9.69   $    6.08   $   17.95   $   14.18
                             =========   =========   =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                        2002         2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   126,650  $   112,480

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        28,377       28,377
     (Increase) Decrease in Receivables                   3,335         (443)
     Increase in Payable to
        AEI Fund Management, Inc.                           297        9,522
                                                     -----------  -----------
        Total Adjustments                                32,009       37,456
                                                     -----------  -----------
        Net Cash Provided By
        Operating Activities                            158,659      149,936
                                                     -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                          0        1,005
   Distributions to Partners                           (146,243)    (145,138)
                                                     -----------  -----------
        Net Cash Used For
        Financing Activities                           (146,243)    (144,133)
                                                     -----------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                12,416        5,803

CASH AND CASH EQUIVALENTS, beginning of period          256,110      271,240
                                                     -----------  -----------
CASH AND CASH EQUIVALENTS, end of period            $   268,526  $   277,043
                                                     ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 2000  $(35,576)   $ 2,793,228  $ 2,757,652    7,008.12

  Distributions               (1,451)      (143,687)    (145,138)

  Net Income                  13,124         99,356      112,480
                             --------    -----------  -----------  ----------
BALANCE, June 30, 2001      $(23,903)   $ 2,748,897  $ 2,724,994    7,008.12
                             ========    ===========  ===========  ==========


BALANCE, December 31, 2001  $      0    $ 2,685,641  $ 2,685,641    6,986.12

  Distributions               (1,462)      (144,781)    (146,243)

  Net Income                   1,267        125,383      126,650
                             --------    -----------  -----------  ----------
BALANCE, June 30, 2002      $   (195)   $ 2,666,243  $ 2,666,048    6,986.12
                             ========    ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.
<PAGE
          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002

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

                          JUNE 30, 2002
                           (Continued)

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

                          JUNE 30, 2002
                           (Continued)

(3)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

    resolution by the General Partners of conflicts with which they may be confronted;

    the   success  of  the  General  Partners  of   locating
    properties with favorable risk return characteristics;

    the effect of tenant defaults; and

    the condition of the industries in which the tenants of properties owned by the Partnership operate.


Critical Accounting Policies


        The preparation of the Partnership's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)


        The Partnership purchases properties and records them in the financial statements at the lower of cost or estimated realizable value. The Partnership initially records the properties at cost (including capitalized acquisition expenses). The Partnership is required to periodically evaluate the carrying value of properties to determine whether their realizable value has declined. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis could cause material changes in the carrying value of the properties.

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate some expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

Results of Operations

        For  the  six  months ended June 30, 2002 and  2001,  the
Partnership  recognized rental income of $220,355  and  $204,715,
respectively.   During the same periods, the  Partnership  earned
investment income of $1,812 and $6,172, respectively.

        During the six months ended June 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $56,112 and $60,704, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,028 and $9,326, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)


Liquidity and Capital Resources

         During the six months ended June 30, 2002, the Partnership's cash balances increased $12,416 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $149,936 in 2001 to $158,659 in 2002 as a result of an increase in income and a decrease in Partnership administration expenses in 2002, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

       99.1 Certification of Chief Executive Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K -     None.


                           SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 6, 2002        AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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