Form 10QSB
period 2002-09-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2002-11-14
CIK 785788

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2002 and December 31, 2001

         Statements for the Periods ended September 30, 2002 and 2001:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

          Signatures

          Certifications

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                    2002            2001

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   294,665    $   256,110
  Receivables                                          3,257          6,094
                                                  -----------    -----------
      Total Current Assets                           297,922        262,204
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,585,834      1,585,834
  Buildings and Equipment                          1,876,850      1,876,850
  Accumulated Depreciation                          (995,684)      (953,118)
                                                  -----------    -----------
      Net Investments in Real Estate               2,467,000      2,509,566
                                                  -----------    -----------
          Total Assets                           $ 2,764,922    $ 2,771,770
                                                  ===========    ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    33,898    $    14,321
  Distributions Payable                               66,808         66,808
  Security Deposit                                     5,000          5,000
                                                  -----------    -----------
      Total Current Liabilities                      105,706         86,129
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      (264)             0
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,986 Units outstanding                         2,659,480      2,685,641
                                                  -----------    -----------
      Total Partners' Capital                      2,659,216      2,685,641
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $ 2,764,922    $ 2,771,770
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended       Nine Months Ended
                               9/30/02      9/30/01     9/30/02      9/30/01

INCOME:
   Rent                      $   99,704   $   90,954  $  320,059   $  295,669
   Investment Income                959        2,094       2,771        8,266
                              ----------   ----------  ----------   ----------
        Total Income            100,663       93,048     322,830      303,935
                              ----------   ----------  ----------   ----------

EXPENSES:
   Partnership Administration-
     Affiliates                  20,218       32,008      76,330       92,712
   Partnership Administration
     and Property Management -
     Unrelated Parties              (34)       1,672      10,994       10,998
   Depreciation                  14,189       14,189      42,566       42,566
                              ----------   ----------  ----------   ----------
        Total Expenses           34,373       47,869     129,890      146,276
                              ----------   ----------  ----------   ----------

NET INCOME                   $   66,290   $   45,179  $  192,940   $  157,659
                              ==========   ==========  ==========   ==========

NET INCOME ALLOCATED:
   General Partners          $      662   $  12,453   $    1,929   $   25,577
   Limited Partners              65,628      32,726      191,011      132,082
                              ----------   ----------  ----------   ----------
                             $   66,290   $  45,179   $  192,940   $  157,659
                              ==========   ==========  ==========   ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (6,986 and 7,008 weighted average
 Units outstanding in 2002 and 2001,
 respectively)               $     9.39   $    4.67   $    27.34   $    18.85
                              ==========   ==========  ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   192,940    $   157,659

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      42,566         42,566
     Decrease in Receivables                            2,837          8,347
     Increase in Payable to
        AEI Fund Management, Inc.                      19,577         15,277
                                                   -----------    -----------
        Total Adjustments                              64,980         66,190
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          257,920        223,849
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                        0          1,005
   Distributions to Partners                         (219,365)      (218,257)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (219,365)      (217,252)
                                                   -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              38,555          6,597

CASH AND CASH EQUIVALENTS, beginning of period        256,110        271,240
                                                   -----------    -----------
CASH  AND  CASH  EQUIVALENTS, end of  period      $   294,665    $   277,837
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2000  $(35,576)   $2,793,228    $2,757,652     7,008.12

  Distributions               (2,183)     (216,074)     (218,257)

  Net Income                  25,577       132,082       157,659
                             ---------   ----------    ----------   ----------
BALANCE, September 30, 2001 $(12,182)   $2,709,236    $2,697,054     7,008.12
                             =========   ==========    ==========   ==========


BALANCE, December 31, 2001  $      0    $2,685,641    $2,685,641     6,986.12

  Distributions               (2,193)     (217,172)     (219,365)

  Net Income                   1,929       191,011       192,940
                             ---------   ----------    ----------   ----------
BALANCE, September 30, 2002 $   (264)   $2,659,480    $2,659,216     6,986.12
                             =========   ==========    ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002

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

                       SEPTEMBER 30, 2002
                           (Continued)

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


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002
                           (Continued)

(3)  Investments in Real Estate -

     In July, 2002, the Partnership entered into an agreement to sell the Automax Automotive Center in Coon Rapids, Minnesota to the Lessee. On October 30, 2002, the sale closed with the Partnership receiving net sale proceeds of approximately $630,000, which resulted in a net gain of approximately $59,000.

     In August, 2002, the Partnership entered into an agreement to sell the Automax Automotive Center in Bloomington, Minnesota to the Lessee. The net sale proceeds will be approximately $770,000, which will result in a net gain of approximately $190,000.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

The Application of Critical Accounting Policies

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

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

       For the nine months ended September 30, 2002 and 2001, the
Partnership  recognized rental income of $320,059  and  $295,669,
respectively.   During the same periods, the  Partnership  earned
investment income of $2,771 and $8,266, respectively.

        During the nine months ended September 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $76,330 and $92,712, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,994 and $10,998, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.


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


Liquidity and Capital Resources

        During the nine months ended September 30, 2002, the Partnership's cash balances increased $38,555 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $223,849 in 2001 to $257,920 in 2002 as a result of an increase in income and a decrease in Partnership administration expenses in 2002, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

     In July, 2002, the Partnership entered into an agreement to sell the Automax Automotive Center in Coon Rapids, Minnesota to the Lessee. On October 30, 2002, the sale closed with the Partnership receiving net sale proceeds of approximately $630,000, which resulted in a net gain of approximately $59,000.

     In August, 2002, the Partnership entered into an agreement to sell the Automax Automotive Center in Bloomington, Minnesota to the Lessee. The net sale proceeds will be approximately
$770,000,  which  will  result in a  net  gain  of  approximately
$190,000.

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

        On October 1, 2002, one Limited Partner redeemed a total of 2 Partnership Units for $129 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of seventy-three Limited Partners redeemed 513.95 Partnership Units for $292,793. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties should be
adequate   to  fund  continuing  distributions  and  meet   other
Partnership obligations on both a short-term and long-term basis.


ITEM 3. CONTROLS AND PROCEDURES

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) related to the Partnership as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in timely alerting them to the material information relating to the Partnership required to be included in periodic SEC filings.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the period covered by this report or, to the Managing General Partner's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.
                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       (a)      Exhibits -
                             Description

10.1  Purchase  Agreement dated July 11,  2002,  between  the
      Partnership and Dean C Johnson relating to the property at 2831-2841 Coon Rapids Boulevard, Coon Rapids, Minnesota.

10.2  Purchase  Agreement  dated  August  26,  2002,  between   the
      Partnership and Thomas Graffunder relating to the property at 9200 Lyndale Avenue South Bloomington, Minnesota.

99.1  Certification  of Chief Executive  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification  of Chief Financial  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports filed on Form 8-K -  None.


                           SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 1, 2002      AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)





                         CERTIFICATIONS


I, Robert P. Johnson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Real Estate Fund 86-A Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 1, 2002      By: /s/ Robert P Johnson
                                     Robert P. Johnson, President
                                     AEI Fund Management 86-A, Inc.
                                     Managing General Partner




                         CERTIFICATIONS


I, Mark E. Larson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Real Estate Fund 86-A Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 1, 2002      By: /s/ Mark E Larson
                                     Mark E. Larson, Chief Financial Officer
                                     AEI Fund Management 86-A, Inc.
                                     Managing General Partner