Form 10KSB
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2003-03-24
CIK 785788

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2002

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

The Issuer's revenues for year ended December 31, 2002 were $407,054.

As of February 28, 2003, there were 6,934.12 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $6,934,120.
               DOCUMENTS INCORPORATED BY REFERENCE

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

        The leases provide the lessees with two five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

       In July 2002, the Partnership entered into an agreement to sell the Automax Automotive Center in Coon Rapids, Minnesota to the Lessee. On October 30, 2002, the sale closed with the Partnership receiving net sale proceeds of $638,523, which resulted in a net gain of $67,696. At the time of the sale, the cost and related accumulated depreciation was $795,818 and $224,991, respectively.

        In August 2002, the Partnership entered into an agreement to sell the Automax Automotive Center in Bloomington, Minnesota to the Lessee. On November 14, 2002, the sale closed with the Partnership receiving net sale proceeds of $789,374, which resulted in a net gain of $212,861. At the time of sale, the cost and related accumulated depreciation was $838,749 and $262,236, respectively.

Major Tenants

        During 2002, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 82% of total rental revenue in 2002. It is anticipated that, based on minimum rental payments required under the Leases, each major tenant will continue to contribute more than ten percent of total rental revenue in 2003 and future years. However, the tenant in the Automax Automotive Center in Bloomington, Minnesota will not continue to be a major tenant since the property was sold in November 2002. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2002.

                              Total Property             Annual   Annual
                     Purchase Acquisition                 Lease   Rent Per
Property               Date   Costs         Lessee       Payment  Sq. Ft.

DeLisi's Italian                           DeLisi's
Restaurant and Lounge                 Italian Restaurant
   Brooklyn Park, MN 6/16/87 $968,958   and Lounge, Inc. $ 72,000  $9.93

Taco Cabana Restaurant
   Houston, TX                              Texas
     (61.7638%)      7/31/91 $859,159  Taco Cabana, L.P. $147,833  $64.36


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

        The initial Lease terms are 15 years except for the DeLisi's property which is currently being leased on a month-to-month basis. The Leases have renewal options which may extend the lease term an additional 10 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
       RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2002, there were 909 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 2002, one Limited Partner redeemed two Partnership Units for $129 in accordance with the Partnership Agreement. In prior years, a total of 73 Limited Partners redeemed 513.95 Partnership Units for $292,793. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $15,047 and $2,934 were made to the General Partners and $1,489,559 and $288,465 were made to the Limited Partners in 2002 and 2001, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $1,200,000 of proceeds from property sales in 2002. The distributions reduced the Limited
Partners' Adjusted Capital Contributions.
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

       - Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

       - the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

       - resolution by the General Partners of conflicts with which they may be confronted;

       -  the   success  of  the  General  Partners  of   locating
          properties with favorable risk return characteristics;

       -  the effect of tenant defaults; and

       - the condition of the industries in which the tenants of properties owned by the Partnership operate.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For  the  years  ended December 31, 2002  and  2001,  the
Partnership  recognized rental income of $401,479  and  $399,033,
respectively.   During the same periods, the  Partnership  earned
investment income of $5,575 and $9,328, respectively.

        During the years ended December 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $98,832 and $118,212, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,779 and $12,043, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

       During the year ended December 31, 2002, the Partnership's cash balances increased $1,423,453 as a result of cash generated from the sale of two properties. Net cash provided by operating activities increased from $277,244 in 2001 to $288,175 in 2002, as a result of a decrease in Partnership administrative expenses in 2002, which was partially offset by a decrease in income in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses.

       During the year ended December 31, 2002, net cash provided by investing activities was $1,427,897 which represented cash flow generated from the sale of real estate.

       In July 2002, the Partnership entered into an agreement to sell the Automax Automotive Center in Coon Rapids, Minnesota to the Lessee. On October 30, 2002, the sale closed with the Partnership receiving net sale proceeds of $638,523, which resulted in a net gain of $67,696. At the time of the sale, the cost and related accumulated depreciation was $795,818 and $224,991, respectively.
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In August 2002, the Partnership entered into an agreement to sell the Automax Automotive Center in Bloomington, Minnesota to the Lessee. On November 14, 2002, the sale closed with the Partnership receiving net sale proceeds of $789,374, which resulted in a net gain of $212,861. At the time of sale, the cost and related accumulated depreciation was $838,749 and $262,236, respectively.

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

        In December 2002, the Partnership distributed $1,212,121 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $171.82 per Limited Partnership Unit. The remaining net sale proceeds will be distributed to the Partners in the future.

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

        During 2002, one Limited Partner redeemed two Partnership Units for $129 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 73 Limited Partners redeemed 513.95 Partnership Units for $292,793. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




                                                            Page

Report of Independent Auditors                               10

Balance Sheet as of December 31, 2002 and 2001               11

Statements for the Years Ended December 31, 2002 and 2001:

     Income                                                  12

     Cash Flows                                              13

     Changes in Partners' Capital                            14

Notes to Financial Statements                                15 - 23



                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund 86-A Limited Partnership
St. Paul, Minnesota







      We have audited the accompanying balance sheet of AEI Real Estate Fund 86-A Limited Partnership (a Delaware limited partnership) as of December 31, 2002 and 2001 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 86-A Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.












Minneapolis,  Minnesota           Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 21, 2003                  Certified Public Accountants

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                             2002       2001

CURRENT ASSETS:
  Cash and Cash Equivalents              $1,679,563 $ 256,110
  Receivables                                 6,000     6,094
                                          ---------  ---------
       Total Current Assets               1,685,563    262,204
                                          ---------  ---------
INVESTMENTS IN REAL ESTATE:
  Land                                      842,302  1,585,834
  Buildings and Equipment                   985,815  1,876,850
  Accumulated Depreciation                (518,658)  (953,118)
                                          ---------  ---------
      Net Investments in Real Estate      1,309,459  2,509,566
                                          ---------  ---------
         Total Assets                    $2,995,022 $2,771,770
                                          =========  =========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $   7,959  $  14,321
  Distributions Payable                   1,278,924     66,808
  Security Deposit                            5,000      5,000
                                          ---------  ---------
      Total Current Liabilities           1,291,883     86,129
                                          ---------  ---------
PARTNERS' CAPITAL:
  General Partners                                0          0
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     6,984 and 6,986 Units outstanding
     in 2002 and 2001, respectively       1,703,139  2,685,641
                                          ---------  ---------
      Total Partners' Capital             1,703,139  2,685,641
                                          ---------  ---------
         Total Liabilities and
         Partners' Capital               $2,995,022 $2,771,770
                                          =========  =========




 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                             2002       2001

INCOME:
   Rent                                  $  401,479  $ 399,033
   Investment Income                          5,575      9,328
                                          ---------  ---------

      Total Income                          407,054    408,361
                                          ---------  ---------

EXPENSES:
  Partnership Administration - Affiliates 98,832 118,212 Partnership Administration and Property
     Management - Unrelated Parties          13,779     12,043
  Depreciation                               52,767     56,755
                                          ---------  ---------
      Total Expenses                        165,378    187,010
                                          ---------  ---------

OPERATING INCOME                            241,676    221,351

GAIN ON SALE OF REAL ESTATE                 280,557          0
                                          ---------  ---------
NET  INCOME                               $ 522,233   $221,351
                                          =========  =========

NET INCOME ALLOCATED:
  General Partners                        $  15,047  $  38,510
  Limited Partners                          507,186    182,841
                                          ---------  ---------
                                          $ 522,233  $ 221,351
                                          =========  =========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(6,986 and 7,003 weighted average Units
   outstanding in 2002 and 2001,
   respectively.)                            $72.60     $26.11
                                           ========   ========






 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                             2002       2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                              $ 522,233  $ 221,351

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                            52,767     56,755
     Gain on Sale of Real Estate          (280,557)          0
     Decrease in Receivables                     94      5,556
     Decrease in Payable to
        AEI Fund Management, Inc.           (6,362)    (6,418)
                                          ---------  ---------
       Total Adjustments                  (234,058)     55,893
                                          ---------  ---------
       Net Cash Provided By
           Operating Activities             288,175    277,244
                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate       1,427,897          0
                                          ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable       1,212,116        988
  Distributions to Partners             (1,504,605)  (291,379)
  Redemption Payments                         (130)    (1,983)
                                          ---------  ---------
       Net Cash Used For
           Financing Activities           (292,619)  (292,374)
                                          ---------  ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                   1,423,453   (15,130)

CASH AND CASH EQUIVALENTS,
beginning of period                         256,110    271,240
                                          ---------  ---------
CASH AND CASH EQUIVALENTS, end of period $1,679,563  $ 256,110
                                          =========  =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

           AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                            Limited
                                                          Partnership
                           General    Limited                Units
                           Partners   Partners   Total     Outstanding


BALANCE, December 31, 2000 $(35,576) $ 2,793,228 $2,757,652    7,008.12

  Distributions              (2,914)    (288,465)  (291,379)

  Redemption Payments           (20)      (1,963)    (1,983)    (22.00)

  Net Income                  38,510      182,841    221,351
                           ---------    ---------  ---------  ---------
BALANCE, December 31, 2001         0    2,685,641  2,685,641   6,986.12

  Distributions             (15,046)  (1,489,559)(1,504,605)

  Redemption Payments            (1)        (129)      (130)     (2.00)

  Net Income                  15,047      507,186    522,233
                           ---------    ---------  ---------  ---------
BALANCE,  December 31, 2002  $     0   $1,703,139 $1,703,139   6,984.12
                            ========    =========  =========  =========














 The accompanying Notes to Financial Statements are an integral part of this statement.
          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

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

     Receivables

       Credit  terms are extended to tenants in the normal course
       of  business.   The  Partnership performs  ongoing  credit
       evaluations of its customers' financial condition and, generally, requires no collateral.

       Receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

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

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

                   DECEMBER 31, 2002 AND 2001

(3)  RELATED PARTY TRANSACTIONS - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:
                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                             2002       2001
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                  $98,832     $118,212
                                             =======     =======

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.        $13,779     $12,043
                                             =======     =======

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  INVESTMENTS IN REAL ESTATE -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 15 years except for the DeLisi's property which is
     currently  being  leased  on  a month-to-month  basis.   The
     Leases have renewal options which may extend the lease term an additional 10 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Certain lessees have been granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     The Partnership's properties are commercial, single-tenant properties. The Taco Cabana restaurant was constructed and acquired in 1991. The DeLisi's Restaurant was constructed and acquired in 1987. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2002 are as follows:

                                     Buildings and         Accumulated
Property                       Land    Equipment    Total  Depreciation

DeLisi's, Brooklyn Park, MN  317,355   651,603      968,958   391,472
Taco  Cabana,  Houston, TX   524,947   334,212      859,159   127,186
                           --------- ---------    --------- ---------
                            $842,302  $985,815   $1,828,117  $518,658
                            ========  ========    =========  ========

     In July 2002, the Partnership entered into an agreement to sell the Automax Automotive Center in Coon Rapids, Minnesota to the Lessee. On October 30, 2002, the sale closed with the Partnership receiving net sale proceeds of $638,523, which resulted in a net gain of $67,696. At the time of the sale, the cost and related accumulated depreciation was $795,818 and $224,991, respectively.

     In August 2002, the Partnership entered into an agreement to sell the Automax Automotive Center in Bloomington, Minnesota to the Lessee. On November 14, 2002, the sale closed with the Partnership receiving net sale proceeds of $789,374, which resulted in a net gain of $212,861. At the time of sale, the cost and related accumulated depreciation was $838,749 and $262,236, respectively.

     In December 2002, the Partnership distributed $1,212,121 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $171.82 per Limited Partnership Unit. The remaining net sale proceeds will be distributed to the Partners in the future.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2002 are as follows:

                       2003            $ 147,833
                       2004              147,833
                       2005              147,833
                       2006               86,236
                                       ---------
                                       $ 529,735
                                        ========

     In 2002 and 2001, the Partnership recognized contingent rents of $2,000 and $692, respectively.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

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

(6)  MAJOR TENANTS -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                 2002       2001
      Tenants               Industry

Texas Taco Cabana, L.P.     Restaurant         $ 146,433    $ 142,565
Thomas Graffunder           Automotive Service    96,294      110,400
DeLisi's Italian Restaurant
 and Lounge, Inc.           Restaurant            86,000       60,692
 K & S Mufflers, Inc.       Automotive Service       N/A       48,000
                                               ---------    ---------

Aggregate  rent revenue of major tenants       $ 328,727    $ 361,657
                                                ========     ========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue              82%        91%
                                                ========     ========

(7)  PARTNERS' CAPITAL -

     Cash distributions of $15,047 and $2,934 were made to the General Partners and $1,489,559 and $288,465 were made to the Limited Partners for the years ended December 31, 2002 and 2001, respectively. The Limited Partners' distributions represent $213.22 and $41.19 per Limited Partnership Unit outstanding using 6,986 and 7,003 weighted average Units in 2002 and 2001, respectively. The distributions represent $72.58 and $25.83 per Unit of Net Income and $140.64 and $15.36 per Unit of return of contributed capital in 2002 and 2001, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $1,200,000 of proceeds from property sales in 2002. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2002 and 2001 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

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

     During 2002, one Limited Partner redeemed two Partnership Units for $129 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 2001, four Limited Partners redeemed a total of 22.0 Partnership Units for $1,963. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $420.44 per original $1,000 invested.

(8)  INCOME TAXES -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             2002       2001

     Net Income for Financial
      Reporting Purposes                  $ 522,233  $ 221,351

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                      2,818        786

     Income Accrued for Tax Purposes
      Over (Under) Income for Financial
      Reporting Purposes                   (12,000)     12,000

     Gain on Sale of Real Estate for Tax
      Purpose Under Gain for Financial
      Reporting Purposes                   (45,606)          0
                                          ---------  ---------
           Taxable Income to Partners     $ 467,445  $ 234,137
                                           ========   ========

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(8)  INCOME TAXES - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                             2002       2001

     Partners' Capital for
      Financial Reporting Purposes        $1,703,139 $2,685,641

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                      26,863     69,651

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                      12,000     24,000

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                      47,073     47,073

     Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes     1,085,539  1,085,539
                                           ---------  ---------
           Partners' Capital for
              Tax Reporting Purposes      $2,874,614 $3,911,904
                                           ========   ========

(9)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                          _______2002_______   _______2001______
                         Carrying     Fair    Carrying    Fair
                          Amount     Value     Amount    Value

  Cash                $        0  $        0   $    117  $    117
  Money Market Funds   1,679,563   1,679,563    255,993   255,993
                       ---------   ---------  --------- ---------
   Total Cash and
     Cash Equivalents $1,679,563  $1,679,563    256,110  $256,110
                       =========   =========    =======   =======


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

        Robert P. Johnson, age 58, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in December 1985, and has been elected to continue in these positions until December 2003. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fourteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 43, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2003. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

Section 16(a) Beneficial Ownership Reporting Compliance
        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2002. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2002 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2003:

     Name and Address                      Number of     Percent
   of Beneficial Owner                     Units Held    of Class

   AEI Fund Management 86-A, Inc.              40           *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                           0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                            0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson  **                          10           *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   *  Less than 1%
   ** Mr.  Larson resigned as an officer of the Managing  General
      Partner effective February 28, 2003.

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

                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

           A.   Exhibits -
                           Description

10.1 Purchase   Agreement  dated  July  11,  2002,  between   the
     Partnership and Dean C Johnson relating to the property at 2831-2841 Coon Rapids Boulevard, Coon Rapids, Minnesota (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 1,
     2002).

10.2 Purchase Agreement dated August 26, 2002, between the Partnership and Thomas Graffunder relating to the property at 9200 Lyndale Avenue South Bloomington, Minnesota (incorporated by reference to Exhibit 10.2 on Form 10-QSB filed on November 1,
     2002).

99.1 Certification of Chief Executive Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     B. Reports  on  Form 8-K- During  the
                               quarter ended December 31, 2002,  the
                               Partnership  filed a Form  8-K  dated
                               November   5,   2002  reporting   the
                               disposition     of    the     Automax
                               Automotive  Center  in  Coon  Rapids,
                               Minnesota.

                               During   the   quarter   ended
                               December  31,  2002, the  Partnership
                               filed  a Form 8-K dated November  19,
                               2002  reporting  the  disposition  of
                               the  Automax  Automotive  Center   in
                               Bloomington, Minnesota.

ITEM 14.  CONTROLS AND PROCEDURES.

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

                          AEI REAL ESTATE FUND 86-A
                          Limited Partnership
                          By: AEI Fund Management 86-A, Inc.
                              Its Managing General Partner


March 21, 2003            By: /s/ Robert P. Johnson
                                  Robert  P. Johnson, President and Director
                                   (Principal Executive Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                           Date


/s/ Robert P. Johnson President (Principal Executive Officer) March 21, 2003
Robert P. Johnson     and Sole Director of Managing General
                      Partner

/s/ Patrick W. Keene  Chief Financial Officer and Treasurer   March 21, 2003
Patrick W. Keene      (Principal Accounting Officer)



                         CERTIFICATIONS

I, Robert P. Johnson, certify that:

1.  I have reviewed this annual report on Form 10-KSB of AEI Real
Estate Fund 86-A Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 21,2003              /s/ Robert P. Johnson
                                   Robert P. Johnson, President
                                   AEI Fund Management 86-A, Inc.
                                   Managing General Partner




                         CERTIFICATIONS

I, Patrick W. Keene, certify that:

1.  I have reviewed this annual report on Form 10-KSB of AEI Real
Estate Fund 86-A Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the
circumstances  under  which  such  statements  were   made,   not
misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: March 21,2003              /s/ Patrick W. Keene
                                  Patrick W. Keene, Chief Financial Officer
                                  AEI Fund Management 86-A, Inc.
                                  Managing General Partner