Form 10QSB
period 2003-05-12
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2003-05-12
CIK 785788

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2003

                Commission file number:  0-14090


            AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


  ____State of Delaware____              __41-6273958__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                     _____(651) 227-7333____
                   (Issuer's telephone number)


      ____________________Not Applicable___________________
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  __X__     No  _____

         Transitional Small Business Disclosure Format:

                    Yes  _____     No  __X__




          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP


                              INDEX


                                                     Page

PART I.  FINANCIAL INFORMATION

    Item 1.  Balance Sheet as of March 31, 2003
             and December 31, 2002                    3

             Statements for the Periods ended
             March 31, 2003 and 2002:

               Income                                 4

               Cash Flows                             5

               Changes in Partners' Capital           6

             Notes to Financial Statements          7 - 9

    Item 2.  Management's Discussion and Analysis   9 - 12

    Item 3.  Controls and Procedures                  12

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                        13

    Item 2.  Changes in Securities                    13

    Item 3.  Defaults Upon Senior Securities          13

    Item 4.  Submission of Matters to a
             Vote of Security Holders                 13

    Item 5.  Other Information                        13

    Item 6.  Exhibits and Reports on Form 8-K         13

               Signatures                             14

               Certifications                       15-16

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                          BALANCE SHEET

              MARCH 31, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                             2003       2002

CURRENT ASSETS:
  Cash and Cash Equivalents               $ 438,096  $1,679,563
  Receivables                                     0       6,000
                                          ---------   ---------
      Total Current Assets                  438,096   1,685,563
                                          ---------   ---------
INVESTMENTS IN REAL ESTATE:
  Land                                      842,302     842,302
  Buildings and Equipment                   985,815     985,815
  Accumulated Depreciation                 (525,941)   (518,658)
                                          ---------   ---------
      Net Investments in Real Estate      1,302,176   1,309,459
                                          ---------   ---------
          Total Assets                   $1,740,272  $2,995,022
                                          =========   =========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $  11,673  $    7,959
  Distributions Payable                      47,465   1,278,924
  Security Deposit                            5,000       5,000
  Unearned Rent                              12,319           0
                                          ---------   ---------
      Total Current Liabilities              76,457   1,291,883
                                          ---------   ---------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                             (393)          0
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     6,984 Units outstanding              1,664,208   1,703,139
                                          ---------   ---------
      Total Partners' Capital             1,663,815   1,703,139
                                          ---------   ---------
          Total Liabilities and
          Partners' Capital              $1,740,272  $2,995,022
                                          =========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                             2003       2002

INCOME:
   Rent                                   $  42,958  $ 109,364
   Investment Income                          1,092        890
                                          ---------  ---------
        Total Income                         44,050    110,254
                                          ---------  ---------

EXPENSES:
   Partnership Administration - Affiliates 18,140 31,225 Partnership Administration and Property
      Management - Unrelated Parties          6,040      6,565
       Depreciation                           7,283     14,188
                                          ---------  ---------
        Total Expenses                       31,463     51,978
                                          ---------  ---------

NET INCOME                                $  12,587  $  58,276
                                          =========  =========

NET INCOME ALLOCATED:
   General Partners                       $     126  $     582
   Limited Partners                          12,461     57,694
                                          ---------  ---------
                                          $  12,587  $  58,276
                                          =========  =========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (6,984 and 6,986 weighted average Units
    outstanding in 2003 and 2002,
    respectively)                         $    1.78  $    8.26
                                          =========  =========


The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                             2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                               $12,587   $ 58,276

   Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
     Depreciation                             7,283     14,188
     Decrease in Receivables                  6,000      2,501
     Increase in Payable to
        AEI Fund Management, Inc.             3,714     14,198
     Increase in Unearned Rent               12,319          0
                                            -------    -------
        Total Adjustments                    29,316     30,887
                                            -------    -------
        Net Cash Provided By
            Operating Activities             41,903     89,163
                                            -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distribution Payable      (1,231,459)         0
   Distributions to Partners                (51,911)   (73,122)
                                            -------    -------
        Net Cash Used For
            Financing Activities         (1,283,370)   (73,122)
                                            -------    -------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS               (1,241,467)    16,041

CASH AND CASH EQUIVALENTS,
beginning of period                       1,679,563    256,110
                                            -------    -------
CASH AND CASH EQUIVALENTS, end of period  $ 438,096  $ 272,151
                                            =======    =======


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                        Limited
                                                      Partnership
                           General   Limited             Units
                           Partners  Partners  Total  Outstanding


BALANCE, December 31, 2001 $     0   $2,685,641  $2,685,641  6,986.12

  Distributions               (731)     (72,391)    (73,122)

  Net Income                   582       57,694      58,276
                           -------    ---------   ---------  --------
BALANCE, March 31, 2002    $  (149)  $2,670,944  $2,670,795  6,986.12
                           =======    =========   =========  ========


BALANCE, December 31, 2002 $     0   $1,703,139  $1,703,139  6,984.12

  Distributions               (519)     (51,392)    (51,911)

  Net Income                   126       12,461      12,587
                           -------    ---------   ---------  --------
BALANCE, March 31, 2003   $   (393)  $1,664,208  $1,663,815  6,984.12
                          ========    =========   =========  ========






 The accompanying Notes to Financial Statements are an integral part of this statement.
          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2003

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

     On April 2, 2003, the Partnership entered into an agreement to sell the Delisi's restaurant to the tenant. The net sale proceeds will be approximately $615,000, which will result in a net gain of approximately $45,000. The sale is subject to contingencies, including the buyer's ability to obtain financing, and may not be completed.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the three months ended March 31, 2003 and 2002, the Partnership recognized rental income of $42,958 and $109,364, respectively. During the same periods, the Partnership earned investment income of $1,092 and $890, respectively. In 2003, rental income decreased mainly as a result of the property sales discussed below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the three months ended March 31, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $18,140 and $31,225, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $6,040 and $6,565, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2003, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2003, the Partnership's cash balances decreased $1,241,467 mainly as a result of cash distributions of net sale proceeds paid to the Partners. Net cash provided by operating activities decreased from $89,163 in 2002 to $41,903 in 2003, as a result of a decrease in Partnership administrative expenses in 2003, which was partially offset by a decrease in income in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses.

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

        On April 2, 2003, the Partnership entered into an agreement to sell the Delisi's restaurant to the tenant. The net sale proceeds will be approximately $615,000, which will result in a net gain of approximately $45,000. The sale is subject to contingencies, including the buyer's ability to obtain financing, and may not be completed.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In December 2002, the Partnership declared a bonus distribution of $1,212,121 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $171.82 per Limited Partnership Unit. This resulted in a higher distribution payable at December 31, 2002. The remaining net sale proceeds will be distributed to the Partners in the future.

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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                           Description

10.1 Purchase Agreement dated April 1, 2003 between the
     Partnership and Terra Properties, LLC relating to the property at 8216 Lakeland Avenue North, Brooklyn Park,
     Minnesota.

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


Dated:  May 12, 2003          AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P. Johnson
                                 Robert P. Johnson
                                 President
                                 (Principal Executive Officer)



                              By: /s/ Patrick W. Keene
                                 Patrick W. Keene
                                 Chief Financial Officer
                                 (Principal Accounting Officer)


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



Dated:  May 12, 2003               /s/ Robert P. Johnson
                                   Robert P. Johnson, President
                                   AEI Fund Management 86-A, Inc.
                                   Managing General Partner


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



Dated:  May 12, 2003               /s/ Patrick W. Keene
                                   Patrick W. Keene, Chief Financial Officer
                                   AEI Fund Management 86-A, Inc.
                                   Managing General Partner