Form 10QSB
period 2003-08-08
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2003-08-14
CIK 785788

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2003

                Commission file number:  0-14090


            AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


  ____State of Delaware____              __41-6273958__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                     _____(651) 227-7333____
                   (Issuer's telephone number)


             _______________Not Applicable_______________
 (Former name, former address and former fiscal year, if changed since last report)

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


                              INDEX


                                                     Page

PART I.  Financial Information

    Item 1. Statement of Net Assets Available
            for Liquidation as of June 30, 2003       3

        Balance Sheet as of December 31, 2002         4

        Statement of Liquidating Activities for the Period from
          June 17, 2003 to June 30, 2003              5

        Statements for the Period from
          January 1, 2003 to June 16, 2003
          and for the Six Months ended June 30, 2002:

           Income                                     6

           Cash Flows                                 7

           Changes in Partners' Capital               8

        Notes to Financial Statements               9 - 13

    Item 2. Management's Discussion and Analysis   13 - 16

    Item 3. Controls and Procedures                   17

PART II. Other Information

    Item 1. Legal Proceedings                         17

    Item 2. Changes in Securities                     17

    Item 3. Defaults Upon Senior Securities           17

    Item 4. Submission of Matters to a Vote of
            Security Holders                          17

    Item 5. Other Information                         17

    Item 6. Exhibits and Reports on Form 8-K          18

        Signatures                                    18

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

                          JUNE 30, 2003

                           (Unaudited)


ASSETS:
  Cash                                             $   403,716
  Investments in Real Estate                         1,701,000
                                                     ---------
          Total Assets                               2,104,716
                                                     ---------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                   2,728
  Distributions Payable                                 47,477
  Security Deposit                                       5,000
  Unearned Rent                                         12,319
                                                     ---------
          Total Liabilities                             67,524
                                                     ---------
      NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
          including 6,984 Limited Partnership Units
            outstanding                            $ 2,037,192
                                                      ========










 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                        DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS



CURRENT ASSETS:
  Cash and Cash Equivalents                         $1,679,563
  Receivables                                            6,000
                                                     ---------
      Total Current Assets                           1,685,563
                                                     ---------
INVESTMENTS IN REAL ESTATE:
  Land                                                 842,302
  Buildings and Equipment                              985,815
  Accumulated Depreciation                            (518,658)
                                                     ---------
      Net Investments in Real Estate                 1,309,459
                                                     ---------
          Total Assets                              $2,995,022
                                                       =======


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.               $   7,959
  Distributions Payable                              1,278,924
  Security Deposit                                       5,000
                                                     ---------
      Total Current Liabilities                      1,291,883
                                                     ---------
PARTNERS' CAPITAL:
  General Partners                                           0
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     6,984 Units outstanding                         1,703,139
                                                     ---------
      Total Partners' Capital                        1,703,139
                                                     ---------
          Total Liabilities and
            Partners' Capital                       $2,995,022
                                                       =======



 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

               STATEMENT OF LIQUIDATING ACTIVITIES

       FOR THE PERIOD FROM JUNE 17, 2003 TO JUNE 30, 2003




SOURCES OF ADDITIONAL CASH:
  Rent                                                $ 12,319
  Interest Income                                          311
                                                     ---------
INCREASE IN NET ASSETS IN LIQUIDATION
   BEFORE ADJUSTMENTS                                   12,630
                                                     ---------
ADJUSTMENTS OF ESTIMATED VALUES:
Increase in Net Realizable values of:
     Receivables and Unearned Rent, Net                 (6,736)
     Real Estate                                       406,107
     Payable to AEI Fund Management, Inc.               (1,267)
     Distributions Payable                             (47,477)
                                                     ---------
           Total Adjustment of Estimated Values        350,627
                                                     ---------

INCREASE IN NET ASSETS IN LIQUIDATION                  363,257

BEGINNING NET ASSETS IN LIQUIDATION
  (PARTNERS' CAPITAL AT JUNE 16, 2003)               1,673,935
                                                     ---------
ENDING NET ASSETS IN LIQUIDATION                    $2,037,192
                                                     =========







 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

      FOR THE PERIOD FROM JANUARY 1, 2003 TO JUNE 16, 2003
           AND FOR THE SIX MONTHS ENDED JUNE 30, 2002

                           (Unaudited)

                         Period From  Three    Period From     Six
                            4/1/03    Months      1/1/03      Months
                              to      Ended         to        Ended
                           6/16/03   6/30/02     6/16/03     6/30/02

INTEREST INCOME             $   812 $    922    $  1,904     $ 1,812


INCOME FROM DISCONTINUED
   OPERATIONS:
   Rental Income             37,209  110,991      80,167     220,355
   Partnership Administration -
    Affiliates               (9,553) (24,887)    (27,693)    (56,112)
   Partnership Administration
    and Property Management -
    Unrelated Parties        (6,631)  (4,463)    (12,671)    (11,028)
   Depreciation              (7,283) (14,189)    (14,566)    (28,377)
                           --------  -------     -------     -------
    Total Income from Discontinued
    Operations               13,742   67,452      25,237     124,838

                            -------  -------     -------     -------
NET INCOME                  $14,554 $ 68,374   $  27,141    $126,650
                             ======   ======      ======      ======

NET INCOME ALLOCATED:
   General Partners         $   145 $    685   $     271   $   1,267
   Limited Partners          14,409   67,689      26,870     125,383
                            -------  -------     -------     -------
                            $14,554 $ 68,374   $  27,141    $126,650
                             ======   ======      ======      ======

INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $   .11 $    .13   $     .27   $     .26
   Discontinued Operations     1.95     9.56        3.58       17.69
                            -------  -------     -------     -------
        Total               $  2.06 $   9.69   $    3.85   $   17.95
                             ======   ======      ======      ======

Weighted Average Units
Outstanding                   6,984    6,986       6,984       6,986
                             ======   ======      ======      ======


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

      FOR THE PERIOD FROM JANUARY 1, 2003 TO JUNE 16, 2003
           AND FOR THE SIX MONTHS ENDED JUNE 30, 2002

                           (Unaudited)


                                                    2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                    $  27,141  $ 126,650

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                   14,566     28,377
     Decrease in Receivables                         5,834      3,335
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (6,498)       297
     Increase in Unearned Rent                       5,749          0
                                                   -------    -------
        Total Adjustments                           19,651     32,009
                                                   -------    -------
        Net Cash Provided By
        Operating Activities                        46,792    158,659
                                                   -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in Distributions Payable         (1,278,924)         0
   Distributions to Partners                       (56,345)  (146,243)
                                                   -------    -------
        Net Cash Used For
           Financing Activities                 (1,335,269)  (146,243)
                                                   -------    -------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                           (1,288,477)    12,416

CASH AND CASH EQUIVALENTS,
 beginning of period                             1,679,563    256,110
                                                   -------    -------
CASH AND CASH EQUIVALENTS,
 end of period                                   $ 391,086  $ 268,526
                                                    ======     ======


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

      FOR THE PERIOD FROM JANUARY 1, 2003 TO JUNE 16, 2003
           AND FOR THE SIX MONTHS ENDED JUNE 30, 2002

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General     Limited                    Units
                             Partners    Partners       Total     Outstanding


BALANCE, December 31, 2001  $     0    $2,685,641       $2,685,641   6,986.12

  Distributions              (1,462)     (144,781)        (146,243)

  Net Income                  1,267       125,383          126,650
                           --------     ---------        ---------   --------
BALANCE, June 30, 2002      $  (195)   $2,666,243       $2,666,048   6,986.12
                            =======      ========          =======    =======


BALANCE, December 31, 2002  $     0    $1,703,139       $1,703,139   6,984.12

  Distributions                (519)      (55,826)         (56,345)

  Net Income                    271        26,870           27,141
                           --------     ---------        ---------   --------
BALANCE, June 16, 2003      $  (248)   $1,674,183       $1,673,935   6,984.12
                            =======      ========         ========   ========








 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003

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

                          JUNE 30, 2003
                           (Continued)

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

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those Partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 100% to the Limited Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

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

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(2)  Organization - (Continued)

     In May 2003, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On June 17, 2003, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership.

     Financial Statement Presentation

       Pursuant to a vote of the Partners, the Partnership is being liquidated. Effective June 17, 2003, the Partnership measures its assets and liabilities at the amounts of cash expected in liquidation and reports changes in estimates when they are known. The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

(3)  Summary of Real Estate Accounting Policies -

     The Partnership's real estate is leased under triple net leases classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective.
     Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

     Real estate is recorded at the lower of cost or estimated net realizable value at December 31, 2002 and at estimated net realizable value at June 30, 2003. Through June 16, 2003, the Partnership compared the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows was less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(3)  Summary of Real Estate Accounting Policies - (Continued)

     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.

(4)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2003 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

(5)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. Certain lessees have been granted options to purchase the property at a formula price. In many of the leases, the option price is stated to be the greater of the price determined by the stated formula or the fair market value of the property as agreed upon by the parties or determined based on appraisals. In general, the formula price is determined in one of two ways. Under the first, the option price is the original purchase price of the property increased by a specified percentage per year, compounded annually. Under the second, the option price is determined by dividing the annual rent at the time the purchase option is exercised by a percentage. Based on the scheduled annual rent under the lease, the resulting option price would always be greater than the original purchase price. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At June 30, 2003, the estimated real estate values were based upon subsequent sales of the properties or estimated values based upon signed purchase agreements. The adjustment increased Investments in Real Estate by $406,107. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

(6)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(7)  Discontinued Operations -

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

     On April 1, 2003, the Partnership entered into an agreement to sell the Delisi's restaurant to the lessee. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $615,000. The sale is subject to contingencies, including the buyer's ability to obtain financing, and may not be completed.

     In May 2003, the Partnership entered into an agreement to sell its 61.7638% interest in the Taco Cabana restaurant in Houston, Texas to the lessee. On July 30, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $1,086,000.


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

        Through June 16, 2003, the Partnership purchased properties and recorded them in the financial statements at the lower of cost or estimated realizable value. The Partnership initially recorded the properties at cost (including capitalized acquisition expenses). The Partnership was required to periodically evaluate the carrying value of properties to determine whether their realizable value declined. For properties the Partnership would hold and operate, management determined whether impairment occurred by comparing the property's probability-weighted cash flows to its then current carrying value. For properties held for sale, management determined whether impairment occurred by comparing the property's estimated fair value less cost to sell to its then current carrying value. If the carrying value was greater than the realizable value, an impairment loss was recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis may have caused material changes in the carrying value of the properties.

        Effective June 17, 2003, the Partnership adopted the liquidation basis of accounting as a result of the Partnership approving a proposal to initiate the final disposition, liquidation and distribution of all the Partnership's properties and assets within the next year. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At June 30, 2003, the estimated real estate values are based upon subsequent sales of the properties or estimated values based upon signed purchase agreements. Any changes in these estimates could cause material changes in the net assets in liquidation.

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        Management's discussion of the results of operations, liquidity and capital resources for the six months ended June 30, 2003 and 2002 includes comparisons of total rental income, expenses and gains (losses) on sales of real estate resulting from both Continuing and Discontinued Operations. Reference should be made to Note 7 of the Financial Statements for a summary of the components of Discontinued Operations.

        For the six months ended June 30, 2003 and 2002, the Partnership recognized rental income of $85,916 and $220,355, respectively. During the same periods, the Partnership earned interest income of $2,049 and $1,812, respectively. In 2003, rental income decreased mainly as a result of property sales.

        During the three months ended June 30, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $28,960 and $56,112, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,671 and $11,028, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2003, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        In May 2003, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On June 17, 2003, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership.

         During the six months ended June 30, 2003, the Partnership's cash balances decreased $1,275,847 mainly as a result of cash distributions of net sale proceeds paid to the Partners. Net cash provided by operating activities decreased from $158,659 in 2002 to $59,422 in 2003, as a result of a decrease in total rental and interest income in 2003, which was partially offset by a decrease in Partnership administrative expenses in 2003.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)


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

        On April 1, 2003, the Partnership entered into an agreement to sell the Delisi's restaurant to the lessee. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $615,000. The sale is subject to contingencies, including the buyer's ability to obtain financing, and may not be completed.

        In May 2003, the Partnership entered into an agreement to sell its 61.7638% interest in the Taco Cabana restaurant in Houston, Texas to the lessee. On July 30, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $1,086,000.

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

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other obligations.

ITEM 3.   CONTROLS AND PROCEDURES.

          (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the
Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Partnership are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       In May 2003, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. In order for the proposal to be approved, a majority of the Voting Units must be voted in favor of the proposal.

       Of the 6,879 Voting Units, 4,766 voted for the proposal, 3 voted against and 89 abstained. As a result, the proposal was approved.

ITEM 5. OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

    10.1 Purchase Agreement dated May 21, 2003 between the Partnership, AEI Net Lease Income and Growth Fund XIX Limited Partnership and Texas Taco Cabana, LP relating to the property at 700 North Loop 610 West, Houston, Texas.

    31.1  Certification  of Chief Executive  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2  Certification  of Chief Financial  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    32    Certification of Chief Executive  Officer   and   Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b.  Reports filed on Form 8-K -     None.



                           SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 8, 2003        AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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