Form 10QSB
period 2003-09-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2003-11-13
CIK 785788

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2003

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


                              INDEX




PART I.Financial Information

 Item 1. Statement of Net Assets Available for Liquidation as of September 30, 2003

         Balance Sheet as of December 31, 2002

         Statement of Liquidating Activities for the Periods Ended September 30, 2003

         Statements for the Period from January 1, 2003  to  June
         16, 2003 and for the Periods ended September 30, 2002:

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

 Item 6. Exhibits and Reports on Form 8-K

         Signatures

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

                       SEPTEMBER 30, 2003

                           (Unaudited)






ASSETS:
  Cash                                             $ 1,441,509
  Investments in Real Estate                           615,000
                                                    -----------
          Total Assets                               2,056,509
                                                    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                   6,229
  Distributions Payable                                855,557
  Security Deposit                                       5,000
                                                    -----------
          Total Liabilities                            866,786
                                                    -----------
     NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
     including  6,984 Limited Partnership Units
     outstanding                                   $ 1,189,723
                                                    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                        DECEMBER 31, 2002

                            (Audited)

                             ASSETS



CURRENT ASSETS:
  Cash and Cash Equivalents                         $ 1,679,563
  Receivables                                             6,000
                                                     -----------
      Total Current Assets                            1,685,563
                                                     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                  842,302
  Buildings and Equipment                               985,815
  Accumulated Depreciation                             (518,658)
                                                     -----------
      Net Investments in Real Estate                  1,309,459
                                                     -----------
          Total Assets                              $ 2,995,022
                                                     ===========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $     7,959
  Distributions Payable                               1,278,924
  Security Deposit                                        5,000
                                                     -----------
      Total Current Liabilities                       1,291,883
                                                     -----------
PARTNERS' CAPITAL:
  General Partners                                            0
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     6,984 Units outstanding                          1,703,139
                                                     -----------
      Total Partners' Capital                         1,703,139
                                                     -----------
          Total Liabilities and Partners' Capital   $ 2,995,022
                                                     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.
          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

               STATEMENT OF LIQUIDATING ACTIVITIES

            FOR THE PERIODS ENDED SEPTEMBER 30, 2003

                           (Unaudited)


                                               Period From      Period From
                                                 7/1/03            6/17/03
                                                   to                to
                                                9/30/03            9/30/03

SOURCES OF ADDITIONAL CASH:
   Rent                                       $     5,206      $    17,525
   Interest  Income                                 2,764            3,075
Proceeds  from  Sale of Real Estate             1,090,031        1,090,031
                                               -----------      -----------
      Total Sources of Additional Cash          1,098,001        1,110,631
                                               -----------      -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates           8,297            8,297
  Partnership Administration and Property
     Management - Unrelated Parties                     0                0
  Distributions to Partners                        51,911           51,911
                                               -----------      -----------
      Total Uses of Additional Cash                60,208           60,208
                                               -----------      -----------
INCREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                          1,037,793        1,050,423
                                               -----------      -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Receivables  and Unearned Rent, Net           12,319            5,583
     Real Estate                                        0          406,107
     Payable to AEI Fund Management, Inc.          (3,501)          (4,768)
     Distributions Payable                       (808,080)        (855,557)
     Net Realizable Value of Real Estate Sold  (1,086,000)      (1,086,000)
                                               -----------      -----------
       Total Adjustment of Estimated Values    (1,885,262)      (1,534,635)
                                               -----------      -----------

DECREASE IN NET ASSETS IN LIQUIDATION            (847,469)        (484,212)

BEGINNING NET ASSETS IN LIQUIDATION             2,037,192        1,673,935
                                               -----------      -----------
ENDING NET ASSETS IN LIQUIDATION              $ 1,189,723      $ 1,189,723
                                               ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

      FOR THE PERIOD FROM JANUARY 1, 2003 TO JUNE 16, 2003
          AND FOR THE PERIODS ENDED SEPTEMBER 30, 2002

                           (Unaudited)

                                           Three     Period From      Nine
                                           Months       1/1/03       Months
                                           Ended         to          Ended
                                          9/30/02      6/16/03      9/30/02

INTEREST INCOME                           $    959    $   1,904    $   2,771


INCOME FROM DISCONTINUED
   OPERATIONS:
   Rental Income                            99,704       80,167      320,059
   Partnership Administration - Affiliates (20,218) (27,693) (76,330) Partnership Administration and Property
      Management - Unrelated Parties            34      (12,671)     (10,994)
   Depreciation                            (14,189)     (14,566)     (42,566)
                                           --------    ---------    ---------
            Total Income from
           Discontinued Operations          65,331       25,237      190,169

                                           --------    ---------    ---------
NET INCOME                                $ 66,290    $  27,141    $ 192,940
                                           ========    =========    =========

NET INCOME ALLOCATED:
   General Partners                       $    662    $     271    $   1,929
   Limited Partners                         65,628       26,870      191,011
                                           --------    ---------    ---------
                                          $ 66,290    $  27,141    $ 192,940
                                           ========    =========    =========

INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                  $    .13    $     .27    $     .39
   Discontinued Operations                    9.26         3.58        26.95
                                           --------    ---------    ---------
        Total                             $   9.39    $    3.85    $   27.34
                                           ========    =========    =========

Weighted Average Units Outstanding           6,986        6,984        6,986
                                           ========    =========    =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

      FOR THE PERIOD FROM JANUARY 1, 2003 TO JUNE 16, 2003
        AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                           (Unaudited)


                                                      2003            2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $    27,141    $   192,940

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       14,566         42,566
     Decrease in Receivables                             5,834          2,837
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       (6,498)        19,577
     Increase in Unearned Rent                           5,749              0
                                                    -----------    -----------
        Total Adjustments                               19,651         64,980
                                                    -----------    -----------
        Net Cash Provided By
           Operating Activities                         46,792        257,920
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                (1,278,924)             0
   Distributions to Partners                           (56,345)      (219,365)
                                                    -----------    -----------
        Net Cash Used For
          Financing Activities                      (1,335,269)      (219,365)
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                          (1,288,477)        38,555

CASH AND CASH EQUIVALENTS, beginning of period       1,679,563        256,110
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $   391,086    $   294,665
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

      FOR THE PERIOD FROM JANUARY 1, 2003 TO JUNE 16, 2003
        AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 2001   $      0    $2,685,641   $2,685,641    6,986.12

  Distributions                (2,193)     (217,172)    (219,365)

  Net Income                    1,929       191,011      192,940
                              --------    ----------   ----------  ----------
BALANCE, September 30, 2002  $   (264)   $2,659,480   $2,659,216    6,986.12
                              ========    ==========   ==========  ==========


BALANCE, December 31, 2002   $      0    $1,703,139   $1,703,139    6,984.12

  Distributions                  (519)      (55,826)     (56,345)

  Net Income                      271        26,870       27,141
                              --------    ----------   ----------  ----------
BALANCE, June 16, 2003       $   (248)   $1,674,183   $1,673,935    6,984.12
                              ========    ==========   ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003

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

(2)  Organization -

     AEI Real Estate Fund 86-A Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management 86-A, Inc. (AFM), the Managing General Partner. Robert P. Johnson, the President of AFM, serves as the Individual General Partner and an affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

     Real estate is recorded at the lower of cost or estimated net realizable value at December 31, 2002 and at estimated net realizable value at September 30, 2003. Through June 16, 2003, the Partnership compared the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows was less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

     The Partnership capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties. The costs were allocated to the land, buildings and equipment.

     The   buildings  and  equipment  of  the  Partnership   were
     depreciated  using  the straight-line method  for  financial reporting  purposes based on estimated useful  lives  of  30 years and 10 years respectively.




          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

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

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At June 30, 2003, the estimated real estate values were based upon subsequent sales of the properties or estimated values based upon signed purchase agreements. The adjustment increased Investments in Real Estate by $406,107. At September 30, 2003, the estimated value was based upon a signed purchase agreement. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

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

     On April 1, 2003, the Partnership entered into an agreement to sell the Delisi's restaurant to the lessee. If the sale was completed, the Partnership would have received net sale proceeds of approximately $615,000. In August 2003, the lessee's right to purchase the property expired. As a result, the Partnership hired a local real estate broker to market the property. There is a possibility the lessee will resolve their issues and be able complete the purchase under a new agreement.

     In May 2003, the Partnership entered into an agreement to sell its 61.7638% interest in the Taco Cabana restaurant in Houston, Texas to the lessee. On July 30, 2003, the sale closed with the Partnership receiving net sale proceeds of $1,090,031. At June 30, 2003, the estimated net realizable value was $1,086,000.

     In September 2003 and December 2002, the Partnership distributed $808,081 and $1,212,121 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $114.55 and $171.82 per Limited Partnership Unit, respectively. The remaining net sale proceeds will be distributed to the Partners in the future.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Effective June 17, 2003, the Partnership adopted the liquidation basis of accounting as a result of the Partnership approving a proposal to initiate the final disposition, liquidation and distribution of all the Partnership's properties and assets within the next year. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At September 30, 2003, the estimated real estate value was based upon a signed purchase agreement. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the nine months ended September 30, 2003 and 2002, while in the operating and liquidation phases, the Partnership recognized rental income of $103,441 and $320,059, respectively. During the same periods, the Partnership earned interest income of $4,813 and $2,771, respectively. In 2003, rental income decreased mainly as a result of property sales.

        For the nine months ended September 30, 2003 and 2002, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses from affiliated parties of $40,858 and $76,330, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,571 and $10,994, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During the period from June 17, 2003 to September 30, 2003, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $484,212 mainly as a result of cash distributions of net sale proceeds paid to the Partners. During the period from January 1, 2003 to June 16, 2003, while in the operating phase, the Partnership's cash balances decreased $1,288,477 mainly as a result of cash distributions of net sale proceeds paid to the Partners.

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

        On April 1, 2003, the Partnership entered into an agreement to sell the Delisi's restaurant to the lessee. If the sale was completed, the Partnership would have received net sale proceeds of approximately $615,000. In August 2003, the lessee's right to purchase the property expired. As a result, the
Partnership hired a local real estate broker to market the property. There is a possibility the lessee will resolve their issues and be able complete the purchase under a new agreement.

        In May 2003, the Partnership entered into an agreement to sell its 61.7638% interest in the Taco Cabana restaurant in Houston, Texas to the lessee. On July 30, 2003, the sale closed with the Partnership receiving net sale proceeds of $1,090,031. At June 30, 2003, the estimated net realizable value was $1,086,000.

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

       For the nine months ended September 30, 2003 and 2002, the Partnership declared distributions of $963,813 and $219,365, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $954,175 and $217,172 and the General Partners received distributions of $9,638 and $2,193 for the periods, respectively.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In September 2003 and December 2002, the Partnership declared a bonus distribution of $808,081 and $1,212,121 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $114.55 and $171.82 per Limited Partnership Unit, respectively. The remaining net sale proceeds will be distributed to the Partners in the future.

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

       During 2003, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 74 Limited Partners redeemed 515.95 Partnership Units for $292,922. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

    32 Certification of Chief Executive Officer and Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K -   During the quarter   ended
                                        September   30,  2003, the
                                        Partnership filed  a  Form
                                        8-K dated August 11, 2003,
                                        reporting  the disposition
                                        of a Taco Cabana restaurant
                                        in  Houston,Texas.




                           SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 11, 2003     AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Patrick W Keene
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)