Form 10KSB
period 2003-12-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2004-03-25
CIK 785788

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2003

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

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or and amendment to this Form 10-KSB.

The Issuer's revenues for year ended December 31, 2003 were $103,441.

As of February 29, 2004, there were 6,944.12 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $6,944,120.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes        No [X]

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Real Estate Fund 86-A Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Delaware on April 2, 1986. The registrant is comprised of AEI Fund Management 86-A, Inc. (AFM) as Managing General Partner, Robert
P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $7,500,000 of limited partnership interests (the "Units") (7,500 Units at $1,000 per Unit) pursuant to a registration statement effective February 18, 1986. The Partnership commenced operations on April 2, 1986 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The Partnership's offering terminated July 9, 1986 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

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

        In May 2003, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On June 17, 2003, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2004, the Partnership anticipates liquidation to occur by December 31, 2004.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Property Activity

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

        On April 1, 2003, the Partnership entered into an agreement to sell the DeLisi's restaurant to the lessee. If the sale was completed, the Partnership would have received net sale proceeds of approximately $615,000. In August 2003, the lessee's right to purchase the property expired. As a result, the
Partnership hired a local real estate broker to market the property. The Partnership has received several offers for the property and is in the process of evaluating each offer. Based on these offers, the Partnership recognized an $85,000 adjustment to increase the estimated net realizable value of the property to $700,000.

        Subsequent to December 31, 2003, the lessee filed for Chapter 7 bankruptcy protection. For the year ended December 31, 2003, the lessee owed $54,000 for past due rent, which will not be collected and was not accrued for financial reporting purposes. The lessee returned possession of the property to the Partnership. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

Major Tenants

        During 2003, two tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 100% of total rental revenue in 2003. With the planned liquidation of the Partnership, the major tenant information will no longer be applicable.

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

Description of Properties

        The Partnership's properties were commercial, single tenant buildings. The properties were acquired on a debt-free basis and were leased to various tenants under triple net leases, which were classified as operating leases. At December 31, 2003, the Partnership owned one remaining property, a restaurant located in Brooklyn Park, Minnesota. On June 16, 1987, the property was purchased for $968,958. The property was occupied until the lessee filed for bankruptcy protection and returned possession of the property to the Partnership shortly after December 31, 2003. The Partnership holds an undivided fee simple interest in the property. At any time prior to selling the property, the Partnership may mortgage it for an amount not to exceed 50% of the fair market value of the property.

        The Partnership's property is subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property was leased under a long-term lease, there was little competition until the Partnership decided to sell the property. At this time, the Partnership is competing with other real estate owners, on both a national and local level, in attempting to find buyers for the property.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. These adjustments were not recognized for tax purposes.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        As of December 31, 2003, there were 916 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 2003, the Partnership did not redeem any Units from the Limited Partners. During 2002, one Limited Partner redeemed a total of 2.0 Partnership Units for $129 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 73 Limited Partners redeemed 513.95 Partnership Units for $292,793. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $10,016 and $15,046 were made to the General Partners and $991,564 and $1,489,559 were made to the Limited Partners in 2003 and 2002, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $800,000 and $1,200,000 of proceeds from property sales in 2003 and 2002, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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


ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Effective June 17, 2003, the Partnership adopted the liquidation basis of accounting as a result of the Limited Partners approving a proposal to initiate the final disposition, liquidation and distribution of all the Partnership's properties and assets within the next year. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At December 31, 2003, the estimated real estate value was based upon sales negotiations in progress. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the years ended December 31, 2003 and 2002, while in the operating and liquidation phases, the Partnership recognized rental income of $103,441 and $401,479, respectively. During the same periods, the Partnership recognized interest income of $6,318 and $5,575, respectively. In 2003, rental income decreased mainly as a result of property sales.

        At December 31, 2003, the Partnership recognized an adjustment of estimated value of ($629,826) resulting from adopting the liquidation basis of accounting and recording their assets at estimated net realizable value and liabilities at the amount estimated to be paid.

        For the years ended December 31, 2003 and 2002, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses to affiliated parties of $52,255 and $98,832, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,505 and $13,779, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

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

Liquidity and Capital Resources

        In May 2003, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On June 17, 2003, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2004, the Partnership anticipates liquidation to occur by December 31, 2004.

       During the period from June 17, 2003 to December 31, 2003, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $447,805 mainly as a result of cash distributions of net sale proceeds paid to the Partners. During the period from January 1, 2003 to June 16, 2003, while in the operating phase, the Partnership's cash balances decreased $1,288,477 mainly as a result of cash distributions of net sale proceeds paid to the Partners. During the year ended December 31, 2002, while in the operating phase, the Partnership's cash balances increased $1,423,453 as a result of cash generated from the sale of two properties.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On April 1, 2003, the Partnership entered into an agreement to sell the DeLisi's restaurant to the lessee. If the sale was completed, the Partnership would have received net sale proceeds of approximately $615,000. In August 2003, the lessee's right to purchase the property expired. As a result, the
Partnership hired a local real estate broker to market the property. The Partnership has received several offers for the property and is in the process of evaluating each offer. Based on these offers, the Partnership recognized an $85,000 adjustment to increase the estimated net realizable value of the property to $700,000.

        Subsequent to December 31, 2003, the lessee filed for Chapter 7 bankruptcy protection. For the year ended December 31, 2003, the lessee owed $54,000 for past due rent, which will not be collected and was not accrued for financial reporting purposes. The lessee returned possession of the property to the Partnership. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

        For the years ended December 31, 2003 and 2002, the Partnership declared distributions of $1,001,580 and $1,504,605, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $991,564 and $1,489,559 and the General Partners received distributions of $10,016 and $15,046 for the periods, respectively.

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

       During 2003, the Partnership did not redeem any Units from the Limited Partners. During 2002, one Limited Partner redeemed a total of 2.0 Partnership Units for $129 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 73 Limited Partners redeemed 513.95 Partnership Units for $292,793. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        As  of  December  31,  2003,  the  Partnership  owns  one
remaining property, which is vacant. As a result, the Partnership's only source of income is interest earned on its cash reserve. This income will not be sufficient to pay the Partnership's administrative expenses and the property management expenses related to the vacant property. Therefore, the Partnership will need to use a portion of its cash reserve to cover these expenses until the remaining property is sold and the Partnership is liquidated. Future distributions declared, if any, prior to the final liquidating distribution, will also be paid from the cash reserve. The cash reserve should be adequate to meet the Partnership's obligations.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.



          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors

Statement of Net Assets Available for Liquidation at December 31, 2003

Balance Sheet as of December 31, 2002

Statement of Liquidating Activities for the Period From
   June 17, 2003 to December 31, 2003

Statements for the Period From January 1, 2003 to June 16, 2003 and for the Year Ended December 31, 2002:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS


To the Partners:
AEI Real Estate Fund 86-A Limited Partnership
St. Paul, Minnesota


      We have audited the accompanying balance sheet of AEI Real Estate Fund 86-A Limited Partnership (a Delaware limited partnership) as of December 31, 2002, and the related statements of income, cash flows and changes in partners' capital for the year then ended and the statements of income, cash flows and changes in partners' capital for the period from January 1, 2003 to June 16, 2003. We also have audited the statement of net assets available for liquidation of AEI Real Estate Fund 86-A Limited Partnership as of December 31, 2003, and the related statement of liquidating activities for the period from June 17, 2003 to December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      As described in the Notes to the financial statements, the Partners of AEI Real Estate Fund 86-A Limited Partnership approved a plan of liquidation on June 17, 2003, and the Partnership began liquidation shortly thereafter. As a result, the Company changed its basis of accounting for periods after June 16, 2003, from the going concern basis to the liquidation basis.

      In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of AEI Real Estate Fund 86-A Limited Partnership as of December 31, 2002, and the results of its operations and its cash flows for the year then ended and for the period from January 1, 2003, to June 16, 2003, its net assets available for liquidation as of December 31, 2003, and the statement of liquidating activities for the period from June 17, 2003 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America applied on the bases of accounting described in the preceding paragraph.


                       /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                          Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                Certified Public Accountants


Minneapolis, Minnesota
January 23, 2004

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

                        DECEMBER 31, 2003





ASSETS:
  Cash                                              $  573,107
  Investments in Real Estate                           700,000
                                                     ----------
          Total Assets                               1,273,107
                                                     ----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                   4,210
  Distributions Payable                                 37,767
  Security Deposit                                       5,000
                                                     ----------
          Total Liabilities                             46,977
                                                     ----------
      NET ASSETS (PARTNERS' CAPITAL) IN
      LIQUIDATION, including  6,984 Limited
      Partnership Units outstanding                 $1,226,130
                                                     ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                        DECEMBER 31, 2002

                             ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents                          $ 1,679,563
  Receivables                                              6,000
                                                      -----------
      Total Current Assets                             1,685,563
                                                      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                   842,302
  Buildings and Equipment                                985,815
  Accumulated Depreciation                              (518,658)
                                                      -----------
      Net Investments in Real Estate                   1,309,459
                                                      -----------
          Total Assets                               $ 2,995,022
                                                      ===========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.               $     7,959
  Distributions Payable                                1,278,924
  Security Deposit                                         5,000
                                                      -----------
      Total Current Liabilities                        1,291,883
                                                      -----------
PARTNERS' CAPITAL:
  General Partners                                             0
  Limited Partners, $1,000 per Unit;
     7,500 Units authorized and issued;
     6,984 Units outstanding                           1,703,139
                                                      -----------
      Total Partners' Capital                          1,703,139
                                                      -----------
           Total  Liabilities and Partners' Capital  $ 2,995,022
                                                      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

               STATEMENT OF LIQUIDATING ACTIVITIES

     FOR THE PERIOD FROM JUNE 17, 2003 TO DECEMBER 31, 2003




SOURCES OF ADDITIONAL CASH:
   Rent                                              $    17,525
   Interest  Income                                        4,580
   Proceeds from Sale of Real Estate                   1,090,031
                                                      -----------
      Total Sources of Additional Cash                 1,112,136
                                                      -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates                 21,813
  Partnership Administration and Property
     Management - Unrelated Parties                          834
  Distributions to Partners                              907,468
                                                      -----------
      Total Uses of Additional Cash                      930,115
                                                      -----------
INCREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                                   182,021
                                                      -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
      Receivables and Unearned Rent,  Net                  5,583
      Real Estate                                        491,107
      Payable to AEI Fund Management, Inc.                (2,749)
      Distributions Payable                              (37,767)
      Net Realizable Value of Real Estate  Sold       (1,086,000)
                                                      -----------
         Total Adjustment of Estimated Values           (629,826)
                                                      -----------

DECREASE IN NET ASSETS IN LIQUIDATION                   (447,805)

BEGINNING NET ASSETS IN LIQUIDATION
  (PARTNERS' CAPITAL AT JUNE 16, 2003)                 1,673,935
                                                      -----------
ENDING NET ASSETS IN LIQUIDATION                     $ 1,226,130
                                                      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

      FOR THE PERIOD FROM JANUARY 1, 2003 TO JUNE 16, 2003
            AND FOR THE YEAR ENDED DECEMBER 31, 2002


                                                   2003         2002

INTEREST INCOME                                 $     1,904   $     5,575

INCOME FROM DISCONTINUED OPERATIONS:
    Rental Income                                    80,167       401,479
    Partnership  Administration -  Affiliates       (27,693)      (98,832)
    Partnership Administration and Property
      Management - Unrelated Parties                (12,671)      (13,779)
    Depreciation                                    (14,566)      (52,767)
        Gain on Sale of Real Estate                       0       280,557
                                                 -----------   -----------
        Total Income from Discontinued Operations    25,237       516,658
                                                 -----------   -----------

NET INCOME                                      $    27,141   $   522,233
                                                 ===========   ===========

NET INCOME ALLOCATED:
   General Partners                             $       271   $    15,047
   Limited Partners                                  26,870       507,186
                                                 -----------   -----------
                                                $    27,141   $   522,233
                                                 ===========   ===========

INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                        $       .27   $       .79
   Discontinued Operations                             3.58         71.81
                                                 -----------   -----------
         Total                                  $      3.85   $     72.60
                                                 ===========   ===========

Weighted Average Units Outstanding                    6,984         6,986
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

      FOR THE PERIOD FROM JANUARY 1, 2003 TO JUNE 16, 2003
            AND FOR THE YEAR ENDED DECEMBER 31, 2002

                                                    2003           2002

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                 $    27,141   $   522,233

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                    14,566        52,767
     Gain on Sale of Real Estate                          0      (280,557)
     Decrease in Receivables                          5,834            94
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (6,498)       (6,362)
     Increase in Unearned Rent                        5,749             0
                                                 -----------   -----------
        Total Adjustments                            19,651      (234,058)
                                                 -----------   -----------
        Net Cash Provided By
           Operating Activities                      46,792       288,175
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                      0     1,427,897
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable             (1,278,924)    1,212,116
   Distributions to Partners                        (56,345)   (1,504,605)
   Redemption Payments                                    0          (130)
                                                 -----------   -----------
        Net Cash Used For
          Financing Activities                   (1,335,269)     (292,619)
                                                 -----------   -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                         (1,288,477)    1,423,453

CASH AND CASH EQUIVALENTS, beginning of period    1,679,563       256,110
                                                 -----------   -----------
CASH AND CASH EQUIVALENTS, end of period        $   391,086   $ 1,679,563
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

      FOR THE PERIOD FROM JANUARY 1, 2003 TO JUNE 16, 2003
            AND FOR THE YEAR ENDED DECEMBER 31, 2002


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2001 $       0    $ 2,685,641  $ 2,685,641    6,986.12

   Distributions             (15,046)    (1,489,559)  (1,504,605)

  Redemption Payments             (1)          (129)        (130)      (2.00)

  Net Income                  15,047        507,186      522,233
                            ---------    -----------  -----------  ----------
BALANCE, December 31, 2002         0      1,703,139    1,703,139    6,984.12

  Distributions                 (519)       (55,826)     (56,345)

  Net Income                     271         26,870       27,141
                            ---------    -----------  -----------  ----------
BALANCE,  June 16, 2003    $    (248)   $ 1,674,183  $ 1,673,935    6,984.12
                            =========    ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(1)  Organization -

     AEI Real Estate Fund 86-A Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management 86-A, Inc. (AFM), the Managing General Partner. Robert P. Johnson, the President and sole director of AFM, serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. (AEI), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

                   DECEMBER 31, 2003 AND 2002

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

     In May 2003, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On June 17, 2003, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2004, the Partnership anticipates liquidation to occur by December 31, 2004.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies -

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

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported revenues,  expenses,  and sources and uses of additional cash. Actual results could differ from those estimates.

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


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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

                   DECEMBER 31, 2003 AND 2002

(2)    Summary of Significant Accounting Policies - (Continued)

       Real estate is recorded at the lower of cost or estimated net realizable value at December 31, 2002 and at estimated net realizable value at December 31, 2003. Through June 16, 2003, the Partnership compared the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows was less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2003  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2002   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions -

     The Partnership owned a 61.7638% interest in the Taco Cabana restaurant in Houston, Texas. The remaining interest in this property was owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership. Each Partnership owned a separate, undivided interest in the property. No specific agreement or commitment existed between the Partnerships as to the management of their respective interest in the property, and the Partnership that held more than a 50% interest did not control decisions over the other Partnership's interest. The financial statements reflect only this Partnership's percentage share of the property's land, building and equipment, liabilities, revenues and expenses.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 3l

                                                 2003          2002
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                   $  52,255     $  98,832
                                               =========     =========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.         $  13,505     $  13,779
                                               =========     =========

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate -

     The Partnership leased its properties to various tenants through triple net leases, which were classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The DeLisi's restaurant was leased on a month-to-month basis until December 31, 2003. The restaurant was constructed and acquired in 1987. There have been no costs capitalized as improvements subsequent to the acquisition.

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At June 17, 2003, the estimated real estate values were based upon subsequent sales of the properties or estimated values based upon signed purchase agreements. The adjustment increased Investments in Real Estate by $406,107. At December 31, 2003, the estimated value was based upon sales negotiations in progress, which resulted in an additional adjustment that increased Investments in Real Estate by $85,000. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

     The historical cost and related accumulated depreciation and estimated net realizable value of the property at December
     31, 2003 is as follows:

                           Historical Cost Basis             Liquidation Basis
                            Building and         Accumulated   Net Realizable
Property               Land  Equipment    Total  Depreciation       Value

DeLisi's,
 Brooklyn Park, MN $ 317,355 $ 651,603  $ 968,958 $ 409,464     $ 700,000

(5)  Security Deposit -

     In April, 1992, the Partnership received a deposit from the lessee of the DeLisi's Italian Restaurant as security for future rent payments. The funds are invested in a short term money market account. With the lessee filing for bankruptcy protection, it is uncertain whether the Partnership will be able to retain the security deposit to partially satisfy the lessee's obligations to the Partnership.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                  2003         2002
      Tenants                   Industry

     Texas Taco Cabana, L.P.   Restaurant       $  85,441   $ 146,433
     DeLisi's Italian Restaurant
      and Lounge, Inc.         Restaurant          18,000      86,000
     Thomas Graffunder         Automotive Service     N/A      96,294
                                                 ----------  ---------

      Aggregate  rent revenue of major tenants  $ 103,441   $ 328,727
                                                 ==========  =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue               100%         82%
                                                 ==========  =========

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

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(7)  Discontinued Operations - (Continued)

     On April 1, 2003, the Partnership entered into an agreement to sell the DeLisi's restaurant to the lessee. If the sale was completed, the Partnership would have received net sale proceeds of approximately $615,000. In August 2003, the lessee's right to purchase the property expired. As a result, the Partnership hired a local real estate broker to market the property. The Partnership has received several offers for the property and is in the process of evaluating each offer. Based on these offers, the Partnership recognized an $85,000 adjustment to increase the estimated net realizable value of the property to $700,000.

     Subsequent to December 31, 2003, the lessee filed for Chapter 7 bankruptcy protection. For the year ended December 31, 2003, the lessee owed $54,000 for past due rent, which will not be collected and was not accrued for financial reporting purposes. The lessee returned possession of the property to the Partnership. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

     In September 2003 and December 2002, the Partnership distributed $808,081 and $1,212,121 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $114.55 and $171.82 per Limited Partnership

(8)  Partners' Capital -

     Cash distributions of $10,016 and $15,046 were made to the General Partners and $991,564 and $1,489,559 were made to the Limited Partners for the years ended December 31, 2003 and 2002, respectively. The Limited Partners' distributions represent $141.98 and $213.22 per Limited Partnership Unit outstanding using 6,984 and 6,986 weighted average Units in 2003 and 2002, respectively. The distributions represent $53.56 and $72.58 per Unit of Net Income and $88.42 and $140.64 per Unit of return of contributed capital in 2003 and 2002, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $800,000 and $1,200,000 of proceeds from property sales in 2003 and 2002 respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

 (8) Partners' Capital - (Continued)

     Distributions of Net Cash Flow to the General Partners during 2003 and 2002 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

     During 2003, the Partnership did not redeem any Units from the Limited Partners. During 2002, one Limited Partner redeemed a total of two Partnership Units for $129 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $305.89 per original $1,000 invested.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(9)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                  2003         2002

     Net Income for Financial Reporting Purposes
      Through June 16, 2003 and
      December 31, 2002, respectively          $  27,141    $ 522,233

     Increase in Net Assets in Liquidation
      Before Adjustment                          182,021            0

     Distributions to Partners During the
      Liquidation Phase                          907,468            0

     Liquidation Basis of Accounting Not
       Recognized  for Tax Reporting Purposes   (732,565)           0

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                           1,658        2,818

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                         (12,000)     (12,000)

     Property Expenses for Tax Purposes
      Over Expenses for Financial
      Reporting Purposes                         (47,073)           0

     Gain on Sale of Real Estate for Tax
      Purpose Over (Under) Gain for Financial
      Reporting Purposes                          11,352      (45,606)
                                                ---------    ---------
           Taxable Income to Partners          $ 338,002    $ 467,445
                                                =========    =========


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(9)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                  2003         2002

     Partners' Capital for
      Financial Reporting Purposes             $1,226,130   $1,703,139

     Liquidation Basis of Accounting Not
       Recognized  for Tax Reporting Purposes    (140,505)           0

     Adjusted Tax Basis of Investments
      In Real Estate Over Net Investments
      In Real Estate for Financial
      Reporting Purposes                           39,873       26,863

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                                0       12,000

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                                0       47,073

     Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes          1,085,539    1,085,539
                                                ---------    ---------
           Partners' Capital for
              Tax Reporting Purposes           $2,211,037   $2,874,614
                                                =========    =========


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(10) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                   2003                   2002
                          Carrying     Fair      Carrying    Fair
                           Amount     Value       Amount    Value

     Money Market Funds   $ 573,107  $ 573,107  $ 1,679,563  $ 1,679,563
                           --------    -------   ----------   ----------
       Total Cash and
        Cash Equivalents  $ 573,107  $ 573,107  $ 1,679,563  $ 1,679,563
                           ========   ========   ==========   ==========


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A.  CONTROLS AND PROCEDURES.

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


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management 86-A, Inc. (AFM), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer,
President  and  sole  director  of AFM,  the  Individual  General
Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership. The director and officers of AFM are as follows:


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

        Robert P. Johnson, age 59, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in December 1985, and has been elected to continue in these positions until December 2004. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 44, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2004. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

       Since Mr. Johnson serves as the Individual General Partner of the Partnership, as well as the sole director of AFM, all of the duties that might be assigned to an audit committee are assigned to Mr. Johnson. Mr. Johnson is not an audit committee financial expert, as defined. As an officer and majority owner, through a parent company, of AFM, and as the Individual General Partner, Mr. Johnson is not a "disinterested director" and may be subject to a number of conflicts of interests in his capacity as sole director of AFM.

        Before the independent auditors are engaged, Mr. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the
Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2003. With the exception of Patrick Keene, who filed his initial report on Form 3 late, based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2003 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 12 of this annual report on Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2004:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management 86-A, Inc.           40           *
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                        0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                         0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

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

                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          A.  Exhibits -
                           Description

10.1 Purchase   Agreement   dated   July   11,  2002,  between   the
     Partnership and Dean C Johnson relating to the Property at 2831-2841 Coon Rapids Boulevard, Coon Rapids, Minnesota (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 1,
     2002).

10.2 Purchase  Agreement  dated   August   26,  2002,  between  the
     Partnership and Thomas Graffunder relating to the Property at 9200 Lyndale Avenue South Bloomington,Minnesota (incorporated by reference to Exhibit 10.2 on Form 10-QSB filed November 1, 2002).

10.3 Purchase   Agreement  dated  April  1,  2003,  between   the
     Partnership and Terra Properties, LLC relating to the Property at
     8216   Lakeland  Avenue  North,  Brooklyn  Park,   Minnesota
     (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 12, 2003).

10.4 Purchase   Agreement  dated  May  21,  2003,   between   the
     Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Texas Taco Cabana, L.P. relating to the Property at 700 North Loop 610 West, Houston, Texas (incorporated by reference to Exhibit 10.1 on Form 10-QSB filed August 8, 2003).

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

32   Certification of Chief Executive Officer and Chief Financial
     Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


       B. Reports on Form 8-K - None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2003 and 2002:

     Fee Category                            2003       2002

     Audit Fees                           $   5,813   $  6,305
     Audit-Related Fees                         250          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $   6,063   $  6,305
                                           =========   ========

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees - Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.

Tax Fees - Consists of fees billed for professional services for federal and state tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.


Policy   for  Preapproval  of  Audit  and  Permissible  Non-Audit
Services of Independent Auditors

        Before the Independent Auditors are engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership's audit committee.

                           SIGNATURES

        In  accordance with Section 13 or 15(d) of  the  Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEI REAL ESTATE FUND 86-A
                               Limited Partnership
                               By: AEI Fund Management 86-A, Inc.
                                   Its Managing General Partner


March 19, 2004                 By: /s/ Robert P Johnson
                                       Robert  P. Johnson, President
                                       and Director
                                       (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                        Title                       Date


/s/Robert P Johnson   President (Principal Executive Officer) March 19, 2004
   Robert P.Johnson   and Sole Director of Managing General
                      Partner

/s/ Patrick W Keene   Chief Financial Officer and Treasurer   March 19, 2004
    Patrick W.Keene   (Principal Accounting Officer)