Form 10QSB
period 2004-03-31
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2004-05-14
CIK 785788

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Statement of Net Assets Available for Liquidation as of March 31, 2004 and December 31, 2003

         Statement of Liquidating Activities for the Period ended March 31, 2004

         Statements for the Period ended March 31, 2003:

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

         Signatures

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
              MARCH 31, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                                                     2004          2003

ASSETS:
  Cash                                          $   508,754    $   573,107
  Investments in Real Estate                        700,000        700,000
                                                 -----------    -----------
          Total Assets                            1,208,754      1,273,107
                                                 -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.               19,694          4,210
  Distributions Payable                              37,764         37,767
  Security Deposit                                    5,000          5,000
                                                 -----------    -----------
          Total Liabilities                          62,458         46,977
                                                 -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
   including 6,984 Limited Partnership Units
   outstanding                                  $ 1,146,296    $ 1,226,130
                                                 ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE PERIOD ENDED MARCH 31, 2004

                           (Unaudited)



SOURCES OF ADDITIONAL CASH:
  Interest Income                                   $    1,313
                                                     ----------
      Total Sources of Additional Cash                   1,313
                                                     ----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates               15,810
  Partnership Administration and Property
     Management - Unrelated Parties                     12,089
  Distributions to Partners                             37,767
                                                     ----------
      Total Uses of Additional Cash                     65,666
                                                     ----------
DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                                 (64,353)
                                                     ----------
ADJUSTMENTS OF ESTIMATED VALUES:
Increase (Decrease) in Net Realizable values of:
     Payable to AEI Fund Management, Inc.              (15,483)
     Distribution Payable                                    2
                                                     ----------
           Total Adjustment of Estimated Values        (15,481)
                                                     ----------

DECREASE IN NET ASSETS IN LIQUIDATION                  (79,834)

BEGINNING NET ASSETS IN LIQUIDATION                  1,226,130
                                                     ----------
ENDING NET ASSETS IN LIQUIDATION                    $1,146,296
                                                     ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIOD ENDED MARCH 31, 2003

                           (Unaudited)



INTEREST INCOME                                      $   1,092

INCOME FROM DISCONTINUED OPERATIONS:
   Rental Income                                        42,958
   Partnership Administration - Affiliates             (18,140)
   Partnership Administration and Property
      Management - Unrelated Parties                    (6,040)
   Depreciation                                         (7,283)
                                                      ---------
            Total Income from Discontinued Operations   11,495
                                                      ---------

NET INCOME                                           $  12,587
                                                      =========

NET INCOME ALLOCATED:
   General Partners                                  $     126
   Limited Partners                                     12,461
                                                      ---------
                                                     $  12,587
                                                      =========

INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                             $     .15
   Discontinued Operations                                1.63
                                                      ---------
          Total                                      $    1.78
                                                      =========

Weighted Average Units Outstanding                       6,984
                                                      =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE PERIOD ENDED MARCH 31, 2003

                           (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $    12,587

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        7,283
     Decrease in Receivables                             6,000
     Increase in Payable to
        AEI Fund Management, Inc.                        3,714
     Increase in Unearned Rent                          12,319
                                                    -----------
        Total Adjustments                               29,316
                                                    -----------
        Net Cash Provided By
            Operating Activities                        41,903
                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distribution Payable                 (1,231,459)
   Distributions to Partners                           (51,911)
                                                    -----------
        Net Cash Used For
            Financing Activities                    (1,283,370)
                                                    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             (1,241,467)

CASH AND CASH EQUIVALENTS, beginning of period       1,679,563
                                                    -----------
CASH AND CASH EQUIVALENTS, end of period           $   438,096
                                                    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIOD ENDED MARCH 31, 2003

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2002  $       0   $ 1,703,139   $ 1,703,139    6,984.12

  Distributions                  (519)      (51,392)      (51,911)

  Net Income                      126        12,461        12,587
                             ---------   -----------   -----------  ----------
BALANCE, March 31, 2003     $    (393)  $ 1,664,208   $ 1,663,815    6,984.12
                             =========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2004

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2004 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

(4)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At June 17, 2003, the estimated real estate values were based upon subsequent sales of the properties or estimated values based upon signed purchase agreements. The adjustment increased Investments in Real Estate by $406,107. At December 31, 2003, the estimated value was based upon sales negotiations in progress, which resulted in an additional adjustment that increased Investments in Real Estate by $85,000. At March 31, 2004, the estimated value was based upon a signed purchase agreement, which did not result in an additional adjustment. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Discontinued Operations -

     In May 2003, the Partnership entered into an agreement to sell its 61.7638% interest in the Taco Cabana restaurant in Houston, Texas to the lessee. On July 30, 2003, the sale closed with the Partnership receiving net sale proceeds of $1,090,031. At June 30, 2003, the estimated net realizable value was $1,086,000.

     On April 1, 2003, the Partnership entered into an agreement to sell the DeLisi's restaurant to the lessee. If the sale was completed, the Partnership would have received net sale proceeds of approximately $615,000. In August 2003, the lessee's right to purchase the property expired. As a result, the Partnership hired a local real estate broker to market the property. The Partnership received several offers for the property. Based on these offers, the Partnership recognized an $85,000 adjustment to increase the estimated net realizable value of the property to $700,000.

     In January 2004, the lessee filed for Chapter 7 bankruptcy protection. For the year ended December 31, 2003, the lessee owed $54,000 for past due rent, which will not be collected and was not accrued for financial reporting purposes. The lessee returned possession of the property to the Partnership. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

     Subsequent to March 31, 2004, the Partnership entered into an agreement to sell the Delisi's restaurant to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $700,000. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

     In March 2004 and September 2003, the Partnership distributed $37,765 and $808,081 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $5.35 and $114.55 per Limited Partnership Unit, respectively.



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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Effective June 17, 2003, the Partnership adopted the liquidation basis of accounting as a result of the Limited Partners approving a proposal to initiate the final disposition, liquidation and distribution of all the Partnership's properties and assets within the next year. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At March 31, 2004, the estimated real estate value was based upon a signed purchase agreement. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the three months ended March 31, 2004 and 2003, while in the operating and liquidation phases, the Partnership recognized rental income of $-0- and $42,958, respectively. During the same periods, the Partnership recognized interest income of $1,313 and $1,092, respectively. In 2004, rental income decreased mainly as a result of a property sale.

        For the three months ended March 31, 2004 and 2003, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses to affiliated parties of $15,810 and $18,140, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,573 and $6,040, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2004, when compared to 2003, is the result of expenses incurred related to the vacant DeLisi's restaurant.

        At March 31, 2004 and December 31, 2003, the Partnership recognized adjustments of estimated value of ($15,481) and ($629,826), respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During the three months ended March 31, 2004, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $79,834 as a result of Partnership administration and property management expenses and cash distributions of net sale proceeds paid to the Partners. During the three months ended March 31, 2003, while in the operating phase, the Partnership's cash balances decreased $1,241,467 mainly as a result of cash distributions of net sale proceeds paid to the Partners.

        In May 2003, the Partnership entered into an agreement to sell its 61.7638% interest in the Taco Cabana restaurant in Houston, Texas to the lessee. On July 30, 2003, the sale closed with the Partnership receiving net sale proceeds of $1,090,031. At June 30, 2003, the estimated net realizable value was $1,086,000.

        On April 1, 2003, the Partnership entered into an agreement to sell the DeLisi's restaurant to the lessee. If the sale was completed, the Partnership would have received net sale proceeds of approximately $615,000. In August 2003, the lessee's right to purchase the property expired. As a result, the
Partnership hired a local real estate broker to market the property. The Partnership received several offers for the property. Based on these offers, the Partnership recognized an $85,000 adjustment to increase the estimated net realizable value of the property to $700,000 at December 31, 2003.

       In January 2004, the lessee filed for Chapter 7 bankruptcy protection. For the year ended December 31, 2003, the lessee owed $54,000 for past due rent, which will not be collected and was not accrued for financial reporting purposes. The lessee returned possession of the property to the Partnership. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Subsequent to March 31, 2004, the Partnership entered into an agreement to sell the Delisi's restaurant to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $700,000. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For the three months ended March 31, 2004 and 2003, the Partnership declared distributions of $37,764 and $51,911, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $37,387 and $51,392 and the General Partners received distributions of $377 and $519 for the periods, respectively.

         In March 2004 and September 2003, the Partnership distributed $37,765 and $808,081 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $5.35 and $114.55 per Limited Partnership Unit, respectively.

        As of March 31, 2004, the Partnership owns one remaining property, which is vacant. As a result, the Partnership's only source of income is interest earned on its cash reserve. This income will not be sufficient to pay the Partnership's administrative expenses and the property management expenses related to the vacant property. Therefore, the Partnership will need to use a portion of its cash reserve to cover these expenses until the remaining property is sold and the Partnership is liquidated. Future distributions declared, if any, prior to the final liquidating distribution, will also be paid from the cash reserve. The cash reserve should be adequate to meet the Partnership's obligations.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

    10.1  Purchase  Agreement dated April 13,  2004  between  the
    Partnership  and  Charles  E.  Savitt  and  Scott  A.   Winer
    relating  to  the  Property at 8216  Lakeland  Avenue  North,
    Brooklyn Park, Minnesota.

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b.  Reports filed on Form  8-K - None.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 11, 2004          AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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