Form 10QSB
period 2004-06-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2004-08-13
CIK 785788

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Statement of Net Assets Available for Liquidation as of June 30, 2004 and December 31, 2003

         Statement of Liquidating Activities for the Periods ended June 30

         Statements for the Periods ended June 16, 2003:

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

         Signatures

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
               JUNE 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                                                   2004           2003

ASSETS:
  Cash                                         $ 1,151,380    $   573,107
  Investments in Real Estate                             0        700,000
                                                -----------    -----------
          Total Assets                           1,151,380      1,273,107
                                                -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.               4,551          4,210
  Distributions Payable                            909,092         37,767
  Security Deposit                                   5,000          5,000
                                                -----------    -----------
          Total Liabilities                        918,643         46,977
                                                -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
 including 6,984 Limited Partnership Units
 outstanding                                   $   232,737    $ 1,226,130
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                     Period From
                                        4/1/04 to    1/1/04 to    6/17/03 to
                                         6/30/04      6/30/04      6/30/03
SOURCES OF ADDITIONAL CASH:
  Rent                                 $        0   $        0    $   12,319
  Interest Income                           1,708        3,021           311
  Proceeds  from  Sale of Real Estate     712,331      712,331             0
                                        ----------   ----------    ----------
     Total Sources of Additional  Cash    714,039      715,352        12,630
                                        ----------   ----------    ----------
USES OF ADDITIONAL CASH:
  Partnership  Administration  -
    Affiliates                              5,942       21,752             0
  Partnership Administration and
    Property  Management  -
    Unrelated Parties                      27,707       39,796             0
  Distributions to Partners                37,764       75,531             0
                                        ----------   ----------    ----------
     Total Uses of Additional Cash         71,413      137,079             0
                                        ----------   ----------    ----------
INCREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                    642,626      578,273        12,630
                                        ----------   ----------    ----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Receivables and Unearned Rent, Net         0            0        (6,736)
     Real Estate                                0            0       406,107
     Payable to AEI Fund Management, Inc.  15,143         (341)       (1,267)
     Distribution Payable                (871,328)    (871,325)      (47,477)
  Net Realizable Value, as of December 31, 2003,
     of Real Estate Sold                 (700,000)    (700,000)            0
                                        ----------   ----------    ----------
      Total Adjustment of Estimated
       Values                          (1,556,185)  (1,571,666)      350,627
                                       -----------   ----------    ----------
INCREASE (DECREASE) IN NET ASSETS
    IN  LIQUIDATION                      (913,559)    (993,393)      363,257

BEGINNING NET ASSETS IN LIQUIDATION     1,146,296    1,226,130     1,673,935
                                       -----------   ----------    ----------
ENDING NET ASSETS IN LIQUIDATION      $   232,737   $  232,737    $2,037,192
                                       ===========   ==========    ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED JUNE 16, 2003

                           (Unaudited)

                                            Period From      Period From
                                             4/1/03 to        1/1/03 to
                                              6/16/03          6/16/03

INTEREST INCOME                              $     812        $   1,904

INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                                 37,209           80,167
  Partnership Administration - Affiliates       (9,553)         (27,693)
  Partnership Administration and Property
     Management - Unrelated Parties             (6,631)         (12,671)
  Depreciation                                  (7,283)         (14,566)
                                              ---------        ---------
    Total Income from Discontinued Operations   13,742           25,237
                                              ---------        ---------

NET INCOME                                   $  14,554        $  27,141
                                              =========        =========
NET INCOME ALLOCATED:
  General Partners                           $     145        $     271
  Limited Partners                              14,409           26,870
                                              ---------        ---------
                                             $  14,554        $  27,141
                                              =========        =========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                      $     .11        $     .27
  Discontinued Operations                         1.95             3.58
                                              ---------        ---------
      Total                                  $    2.06        $    3.85
                                              =========        =========
Weighted Average Units Outstanding               6,984            6,984
                                              =========        =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
      FOR THE PERIOD FROM JANUARY 1, 2003 TO JUNE 16, 2003

                           (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                    $    27,141

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       14,566
     Decrease in Receivables                             5,834
     Decrease in Payable to
        AEI Fund Management, Inc.                       (6,498)
     Increase in Unearned Rent                           5,749
                                                    -----------
        Total Adjustments                               19,651
                                                    -----------
        Net Cash Provided By
           Operating Activities                         46,792
                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                (1,278,924)
   Distributions to Partners                           (56,345)
                                                    -----------
        Net Cash Used For
           Financing Activities                     (1,335,269)
                                                    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS           (1,288,477)

CASH AND CASH EQUIVALENTS,  beginning  of period     1,679,563
                                                    -----------
CASH AND CASH EQUIVALENTS, end of period           $   391,086
                                                    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
      FOR THE PERIOD FROM JANUARY 1, 2003 TO JUNE 16, 2003

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2002  $       0   $1,703,139   $1,703,139     6,984.12

  Distributions                  (519)     (55,826)     (56,345)

  Net Income                       271      26,870       27,141
                             ----------  -----------  -----------  ----------
BALANCE, June 16, 2003      $     (248) $1,674,183   $1,673,935     6,984.12
                             ==========  ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2004

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

(2)  Organization - (Continued)

     In May 2003, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On June 17, 2003, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner proceeded with the planned liquidation of the Partnership. With the sale of the last property completed, the Partnership anticipates liquidation to occur by September 30, 2004.

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

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

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

     In January 2004, the lessee filed for Chapter 7 bankruptcy protection. For the year ended December 31, 2003, the lessee owed $54,000 for past due rent, which will not be collected and was not accrued for financial reporting purposes. The lessee returned possession of the property to the Partnership. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

     In April 2004, the Partnership entered into an agreement to sell the Delisi's restaurant to an unrelated third party.
     On June 1, 2004, the sale closed with the Partnership receiving net sale proceeds of $712,331.

     During the first six months of 2004, the Partnership distributed $946,856 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $134.21 per Limited Partnership Unit. In September 2003, the Partnership distributed $808,081 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $114.55 per Limited Partnership Unit.

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

Results of Operations

        For the six months ended June 30, 2004 and 2003, while in the operating and liquidation phases, the Partnership recognized rental income of $-0- and $85,916, respectively. During the same periods, the Partnership recognized interest income of $3,021 and $2,049, respectively. In 2004, rental income decreased mainly as a result of property sales.

        For the six months ended June 30, 2004 and 2003, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses from affiliated parties of $21,752 and $28,960, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $40,137 and $12,671, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2004, when compared to 2003, is the result of expenses incurred related to the vacant DeLisi's restaurant.

        At June 30, 2004 and December 31, 2003, the Partnership recognized adjustments of estimated value of ($1,571,666) and ($629,826), respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        In May 2003, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On June 17, 2003, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner proceeded with the planned liquidation of the Partnership. With the sale of the last property completed, the Partnership anticipates liquidation to occur by September 30, 2004.

        During the six months ended June 30, 2004, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $993,393 as a result of Partnership administration and property management expenses and cash distributions of net sale proceeds paid to the Partners. During the six months ended June 30, 2003, while in the operating and liquidation phases, the Partnership's cash balances decreased $1,275,847 mainly as a result of cash distributions of net sale proceeds paid to the Partners.

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

       In January 2004, the lessee filed for Chapter 7 bankruptcy protection. For the year ended December 31, 2003, the lessee owed $54,000 for past due rent, which will not be collected and was not accrued for financial reporting purposes. The lessee returned possession of the property to the Partnership. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

        In April 2004, the Partnership entered into an agreement to sell the Delisi's restaurant to an unrelated third party. On
June 1, 2004, the sale closed with the Partnership receiving net sale proceeds of $712,331.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the six months ended June 30, 2004 and 2003, the Partnership declared distributions of $946,856 and $103,822, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $937,388 and $102,784 and the General Partners received distributions of $9,468 and $1,038 for the periods, respectively.

        During the first six months of 2004, the Partnership distributed $946,856 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $134.21 per Limited Partnership Unit. In September 2003, the Partnership distributed $808,081 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $114.55 per Limited Partnership Unit.

        As of June 30, 2004, the Partnership's only source of income is interest earned on its cash reserve. This income will not be sufficient to pay the Partnership's administrative expenses and any remaining property management expenses. Therefore, the Partnership will need to use a portion of its cash reserve to cover these expenses until the Partnership is liquidated. Future distributions declared, if any, prior to the final liquidating distribution, will also be paid from the cash reserve. The cash reserve should be adequate to meet the Partnership's obligations.

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


Dated:  August 10, 2004       AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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