Form 10QSB
period 2004-09-30
AEI REAL ESTATE FUND 86-A LTD PARTNERSHIP
filed 2004-11-12
CIK 785788

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Statement of Net Assets Available for Liquidation as of September 30, 2004 and December 31, 2003

         Statement of Liquidating Activities for the Period ended June 16, 2003

         Statements for the Periods ended June 16, 2003:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                                                  2004           2003

ASSETS:
   Cash                                       $        0      $  573,107
   Investments in Real Estate                          0         700,000
                                               -----------     -----------
          Total Assets                                 0       1,273,107
                                               -----------     -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                 0           4,210
  Distributions Payable                                0          37,767
  Security Deposit                                     0           5,000
                                               -----------     -----------
          Total Liabilities                            0          46,977
                                               -----------     -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 0 and 6,984 Limited Partnership Units
     outstanding, respectively                $        0      $ 1,226,130
                                               ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)
                                                   Period From
                               7/1/04  to  7/1/03  to  1/1/04 to  6/17/03 to
                              9/30/04     9/30/03     9/30/04     9/30/03
SOURCES OF ADDITIONAL CASH:
   Rent                    $         0  $     5,206  $         0  $    17,525
   Interest Income                 714        2,764        3,735        3,075
   Proceeds from Sale of Real Estate 0    1,090,031      712,331    1,090,031
                            -----------  -----------  -----------  -----------
    Total Sources of
     Additional Cash               714    1,098,001      716,066    1,110,631
                            -----------  -----------  -----------  -----------
USES OF ADDITIONAL CASH:
  Partnership  Administration  -
     Affiliates                  4,757        8,297       26,509        8,297
  Partnership Administration
     and Property  Management  -
     Unrelated Parties           5,245            0       45,041            0
  Distributions to Partners  1,142,092       51,911    1,217,623       51,911
                            -----------  -----------  -----------  -----------
      Total Uses of
      Additional Cash        1,152,094       60,208    1,289,173       60,208
                            -----------  -----------  -----------  -----------
INCREASE (DECREASE) IN NET
   ASSETS IN LIQUIDATION
   BEFORE ADJUSTMENTS       (1,151,380)   1,037,793     (573,107)   1,050,423
                            -----------  -----------  -----------  -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Receivables and
      Unearned Rent, Net             0       12,319            0        5,583
     Real Estate                     0            0            0      406,107
      Payable to
       AEI Fund Management, Inc. 4,551       (3,501)       4,210       (4,768)
     Distribution Payable      909,092     (808,080)      37,767     (855,557)
     Security Deposit            5,000            0        5,000            0
  Net Realizable Value of
     Real Estate Sold                0   (1,086,000)    (700,000)  (1,086,000)
                            -----------  -----------  -----------  -----------
      Total Adjustment of
          Estimated Values     918,643   (1,885,262)    (653,023)  (1,534,635)
                            -----------  -----------  -----------  -----------
   DECREASE IN NET ASSETS
      IN LIQUIDATION          (232,737)    (847,469)  (1,226,130)    (484,212)

   BEGINNING NET ASSETS
    IN LIQUIDATION             232,737    2,037,192    1,226,130    1,673,935
                            -----------  -----------  -----------  -----------
ENDING NET ASSETS
    IN  LIQUIDATION        $         0  $ 1,189,723  $         0  $ 1,189,723
                            ===========  ===========  ===========  ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
      FOR THE PERIOD FROM JANUARY 1, 2003 TO JUNE 16, 2003

                           (Unaudited)


INTEREST INCOME                                      $    1,904

INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                                          80,167
  Partnership Administration - Affiliates               (27,693)
  Partnership Administration and Property
     Management - Unrelated Parties                     (12,671)
  Depreciation                                          (14,566)
                                                      ----------
      Total Income from Discontinued Operations          25,237
                                                      ----------

NET INCOME                                           $   27,141
                                                      ==========
NET INCOME ALLOCATED:
  General Partners                                   $      271
  Limited Partners                                       26,870
                                                      ----------
                                                     $   27,141
                                                      ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                              $      .27
  Discontinued Operations                                  3.58
                                                      ----------
      Total                                          $     3.85
                                                      ==========
Weighted Average Units Outstanding                        6,984
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
                                                         ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
      FOR THE PERIOD FROM JANUARY 1, 2003 TO JUNE 16, 2003

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners      Total    Outstanding


BALANCE, December 31, 2002  $      0   $ 1,703,139   $ 1,703,139    6,984.12

  Distributions                 (519)      (55,826)      (56,345)

  Net Income                     271        26,870        27,141
                             --------   -----------   -----------  ----------
BALANCE, June 16, 2003      $   (248)  $ 1,674,183   $ 1,673,935    6,984.12
                             ========   ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2004

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


          AEI REAL ESTATE FUND 86-A LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In May 2003, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On June 17, 2003, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner proceeded with the planned liquidation of the Partnership. As of September 30, 2004, the Partnership was liquidated.

     Financial Statement Presentation

       Pursuant to a vote of the Partners, the Partnership was liquidated. Effective June 17, 2003, the Partnership measures its assets and liabilities at the amounts of cash expected in liquidation and reports changes in estimates when they are known. The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

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

     During the first nine months of 2004, the Partnership distributed $1,179,856 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $167.24 per Limited Partnership Unit. In September 2003, the Partnership distributed $808,081 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $114.55 per Limited Partnership Unit.

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

Results of Operations

        For the nine months ended September 30, 2004 and 2003, while in the operating and liquidation phases, the Partnership recognized rental income of $-0- and $103,441, respectively. During the same periods, the Partnership recognized interest income of $3,735 and $4,813, respectively. In 2004, rental income decreased mainly as a result of property sales.

        For the nine months ended September 30, 2004 and 2003, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses from affiliated parties of $26,509 and $40,858, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $35,831 and $12,571, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2004, when compared to 2003, is the result of expenses incurred related to the vacant DeLisi's restaurant.

         At September 30, 2004 and December 31, 2003, the Partnership recognized adjustments of estimated value of ($653,023) and ($629,826), respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        In May 2003, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On June 17, 2003, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner proceeded with the planned liquidation of the Partnership. As of September 30, 2004, the Partnership was liquidated.

        During the nine months ended September 30, 2004, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $1,226,130 as a result of Partnership administration and property management expenses and cash distributions of net sale proceeds paid to the Partners. During the nine months ended September 30, 2003, while in the operating and liquidation phases, the Partnership's cash balances decreased $238,054 mainly as a result of cash distributions of net sale proceeds paid to the Partners in excess of cash generated from the sale of property during the period.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declared its regular quarterly distributions before the end of each quarter and paid the distribution in the first week after the end of each quarter. For the nine months ended September 30, 2004 and 2003, the Partnership declared distributions of $1,179,856 and $963,813, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,168,059 and $954,175 and the General Partners received distributions of $11,797 and $9,638 for the periods, respectively.

        During the first nine months of 2004, the Partnership distributed $1,179,856 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $167.24 per Limited Partnership Unit. In September 2003, the Partnership distributed $808,081 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $114.55 per Limited Partnership Unit.


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

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS

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


Dated:  November 10, 2004     AEI Real Estate Fund 86-A
                              Limited Partnership
                              By:  AEI Fund Management 86-A, Inc.
                              Its: Managing General Partner



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